Form 10-K
period 1996-03-31
FIRST PACIFIC NETWORKS INC
filed 1996-07-01
CIK 864739

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549
                               ____________________

                                     FORM 10-K
                               ____________________

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                   Commission File Number
              March 31,1996                                 0-20238
              -------------                                 -------

                               FIRST PACIFIC NETWORKS, INC.
                          -------------------------------------
                  (Exact name of registrant as specified in its charter)

              Delaware                                     77-0174188
           --------------                              -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


      871 Fox Lane, San Jose, CA                              95131
      -------------------------                              --------
(Address of principal executive offices)                    (Zip Code)

                        Registrant's telephone number,
 including area code                                     (408)  943-7600

        Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 ---------------------
         None                                                  None


          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.001 par value
                             ------------------------------
                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X   NO
                                         -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 25, 1996 the registrant had 35,741,198 shares of Common Stock outstanding and the aggregate market value of the Common Stock held by nonaffiliates of the registrant based on the closing price of the registrant's Common Stock reported on Nasdaq was approximately $74,699,000.


                        Exhibit Index located at page 58.

DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part III


Item 10.      Directors and
              Executive Officers
              of the Registrant

Item 11.      Executive Compensation        To be included in the
                                            Proxy Statement to be
                                            filed pursuant to
                                            Regulation 14A not
Item 12.      Security Ownership            later than 120 days
              of Certain Beneficial         after the end of the
              Owners and Management         Registrant's fiscal
                                            year.
Item 13.      Certain Relationships
              and Related Transactions


                                       Part IV


Item 14.      Exhibits, Financial           See Exhibit Index on page 58 and
              Statement Schedules,          Financial Statement Schedule Index
              and Reports on Form 8-K       on page 30.

                                        PART I


Item 1. BUSINESS

        First Pacific Networks, Inc. (the "Company") has developed a patented telecommunications technology that enables telephone, data and video communications to be transmitted simultaneously over a single wiring system to a large number of users on a cost-effective basis. The Company's strategy is to use a combination of strategic alliances with network system integrators, network infrastructure builders, major communications service and equipment providers, distributors and licenses as well as direct product sales to telephone service and cable television operators and utilities worldwide to gain market penetration of its products.

        The Company believes that worldwide market and regulatory developments and technological advancements are contributing to the increased demand by both the telephone and cable television industries for telecommunications systems capable of providing multiple and integrated communications services to their subscribers at a cost below or competitive with that necessary to build conventional communication systems. In addition, electric utility companies and municipalities are seeking to develop systems capable of implementing energy management programs as well as providing other communication services such as voice and data. The implementation of these systems requires upgrading of the broadband networks of the cable television industry and replacement and/or re-engineering of the switched voice and low-speed data networks operated by the telephone companies and/or, in certain instances, the deployment of new distribution networks. The Company believes that its technology can provide a cost-effective means of implementing such re-engineering. The Company's technology enables multiple communications services to be provided over upgraded network distribution systems or new hybrid fiber/coaxial cable (HFC) networks on an incremental user basis. To implement the Company's strategy, the Company is adapting and incorporating its core technology and family of products into systems designed to address specific market applications. The Company's current marketing activities are targeted primarily to cable telephony systems internationally and to selected domestic telephone markets, and domestic energy management applications to utilities.

        The Company is conducting ongoing product development and testing to adapt its technology and products for specific market requirement applications and evaluate products under operating conditions and to reduce product costs. To date, no system wide first or commercial deployments of the Company's technology have been implemented, although field trials and pilot systems that include Company products are currently ongoing. See "- Sales and Marketing." Revenues have not been material and the Company has incurred substantial operating losses. See "- Management's Discussion and Analysis of Financial Condition and Results of Operation".

        In July 1992, the Company completed its initial public offering. The Company was incorporated under the laws of the State of Delaware in 1987. In August 1988, the Company changed its name to First Pacific Networks, Inc. All references herein to the Company include, unless otherwise indicated, the operations of the Company, First Pacific Federal Systems, Inc., its currently inactive, wholly-owned subsidiary, its wholly owned-subsidiary First Pacific Networks International B.V. organized in the Netherlands and its subsidiary FPN U.K. Limited, organized in the United Kingdom. The Company's executive offices are located at 871 Fox Lane, San Jose, California 95131.

COMPANY TECHNOLOGY AND PRODUCTS

        The Company's technology and systems consist of hardware and software that combine multiple signals to permit an individual signal, either voice, data or a compressed digital video signal, to be routed on a single wire to its designated destination independently of other signals on the network. The Company's systems are currently being designed to share a common Radio Frequency
(RF) Digital Transport Platform (DTP). The DTP is currently intended to support the cable-telephone and energy management applications, as well as future applications. The Company's technology has been designed to operate over a coaxial cable wiring system or a combination of optical fiber and coaxial cable (hybrid fiber-coax or "HFC") wiring system.

        The Company's technology organizes the use and function of the wiring system "bandwidth," which is the capacity of the wiring to carry information. The wiring system bandwidth varies depending on the physical characteristics of the particular wire and is viewed as passive since it carries, but does not change or process, the communications information. The wiring system bandwidth is divided into two blocks, one for transmitting information and one for receiving information. The overall organization of bandwidth on a system will be functionally dependent upon the specific market application in which the Company's technology is deployed. The wiring system extends to every end-user's location and provides each end-user access to a range of system bandwidth from 350 MHz to over 1 GHz, depending on the characteristics of the wiring system and market application. The Company's technology can be deployed so that available system bandwidth exceeds current users requirements, with the balance available for other uses or future expansion. In addition, as the number of users or services grows, the wiring system can be divided to accommodate growth without installing expensive additional wiring systems.

        The Company's technology is incorporated into intelligent interface units which can accommodate different types of communications services. For example, users can plug telephones, answering machines, fax machines, personal computers and televisions into connection outlets on the Company's interface units in a manner similar to the way in which they connect electrical devices into electrical distribution outlets. Each system is expected to include an adaptation of at least three basic products: the interface unit, the intelligent network gateway interface unit and the network management system, together with related software. The customer's interface unit is the communications link between the end-user and the wiring system and uses a digital transport platform to carry communications, depending on the configuration and programming required by the particular telecommunications application. The Company's technology incorporates what is known as an "open architecture" design, which supports the development or attachment of new types of equipment to its interface units as new equipment is introduced. The interface units can be connected to a wide range of distribution wiring systems, including fiber-optic, broadband and baseband coaxial cable, or any combination of the above. The intelligent network gateway interface unit acts as the
interface to the public switched telephone network.    The characteristics of
the wiring system may determine the nature of the services that can be provided using Company technology.

        The Company's technology is the architectural base for its products and systems, which are comprised of radio frequency, networking protocols, microprocessor and software components. Based upon this architecture, the Company has organized the applications of its technology into three product families: the FPN1000 system, to provide cable telephony for residential and small business applications, the FPN2000 or PowerView-Registered Trademark-system, to provide energy management and other utility applications and the FPN3000 product family which permits the users, including cable television and utilities, to transmit high speed data on a broadband cable network. Within each product family, product applications have been developed, and are expected to be developed and enhanced, in response to specific market or regulatory requirements.

        The Company's telephone system application, the FPN1000 product family currently consists of two principal systems; the FPN1000 system and the FPN1000i system. The FPN1000 is targeted at domestic markets (and other markets with similar telephone environments and requirements) and the FPN1000i is designed to serve multiple segments of the international marketplace. Both systems currently consist of three components: the Voice Interface Unit (VIU-Registered Trademark-), which is an intelligent interface unit located at or near the subscriber premises, the Trunk Interface Unit (TIU-Registered Trademark-) which serves as the digital gateway into the Public Switched Telephone Network (PSTN), and the NMS 1000, the network management system which administers and maintains the devices and services to subscribers on the distribution network. The FPN1000 and FPN1000i systems are now being deployed in field trial and/or pilot testing and limited deployments. For example, the FPN1000 system is currently operating in an installation of approximately 136 subscribers in California providing telephony over cable and in a 60 subscriber pilot test in the Netherlands. See "- Markets and Market Applications - Cable Telephony." The initial version of the FPN1000 system provided an analog connection to the PSTN and has been utilized primarily for small deployments, such as field trials and pilot tests.

        The Company has currently under development a Digital Transport Unit
(DTU), an addition to the FPN1000i system. The DTU designed initially for the international market will provide a transport interface between a digital central office switch and remote access multiplexers over a HFC network. The DTU, which can be integrated into the same network with the Company's single-line VIU, may be deployed in 30-, 60- and 120-line access multiplexers. The DTU may serve as an alternative to the VIU for densely populated urban areas that contain multiple dwelling units and high telephone penetration rates. The Company is also beginning to focus its development efforts on multiple-line versions of its VIU products.

        The Company's energy management system applications the FPN2000 product family consists initially of the PowerView-Registered Trademark- system a system under development for a Customer Controlled Load Management/Automatic Feedback System (CCLM/AFS) energy management application. It includes an intelligent utility unit (IUU) installed at or near a customer(s) residence, a network gateway, installed at the utility distribution substation and a system manager consisting of hardware and software components located at the utility's host computer facility. A field trial version of the product is deployed at CSW Communications, Inc. (CSW) a subsidiary of Central and South West Corporation in Texas. As of May 31, 1996, approximately 390 IUU's have been installed. The Company has also shipped its latest version of PowerView-Registered Trademark-system to Southern Development and Investment Group (Southern Development), a subsidiary of The Southern Company. The system will serve a 303-unit apartment community in Georgia. A modification of the PowerView-Registered Trademark-product that will permit a single IUU to serve multiple homes is also being tested in these field trials. See " - Markets and Market Applications - Energy Management" and " - Agreements with Entergy Enterprises."

        The Company is continuing to develop enhanced adaptations or modifications of certain of these products and systems to improve performance, achieve cost reductions and to meet different market requirements using its core technology as the foundation. Such adaptations or modifications extend the performance characteristics of the system to enable new applications and its ability to conform with interface and operational standards in both the domestic and international markets.

MARKETS AND MARKET APPLICATIONS

        COMPANY STRATEGY. The Company's strategy is to leverage its core technology and products for specific market applications and to use a combination of strategic alliances, joint ventures, system integrators, distributors, OEM's, value added resellers and licensing to gain adoption of its products. In addition, the Company has licensed and, in certain marketplaces, may continue to license its technology, manufacturing and products as part of its strategy. As a result of market, regulatory and competitive factors, the Company's marketing activities are currently focused primarily towards international cable telephony and domestic energy management applications of its technology. The principal target markets include cable telephony applications for primarily foreign cable television operators and telephone service companies and domestic electric power utilities.

        In most instances, potential Company customers require field trials or pilot installations of Company products for evaluation. The Company believes that the product installations through these evaluations can demonstrate the viability of the Company's technology and products in addressing specific market and customer applications. The Company has tested its technology for viability in all principal market applications targeted by the Company, although products continue to be tested, evaluated and modified for specific market applications. In many cases, initial trial sales of product for such purposes are not profitable to the Company and may result in losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, the Company has sold and will continue to sell field trial pilot systems for evaluation with certain key customers because of their high visibility or to provide these customers with an opportunity to evaluate and test the Company's technology for potential commercial deployment. The Company is collaborating with and will continue to pursue collaborations with system integrators, infrastructure builders and system operators to pursue opportunities involving new or upgraded distribution systems. In addition, the Company has entered into sales, marketing and distribution agreements with equipment suppliers, distributors and system integrators to market or jointly market and sell the Company's systems. See " - Sales and Marketing."

        To date, the Company has licensed its technology for use in certain new products for energy management and other utility applications to Entergy Enterprises and has sold a small number of pilot systems or products for field deployment in providing telephony on cable in domestic and international markets. The Company has shipped its PowerView-Registered Trademark- system to CSW for a field trial in Laredo, Texas, and to Southern Development for an installation in an apartment complex in Georgia. During fiscal 1996 the Company was selected to provide the first commercial cable telephony system in the Netherlands through its relationship with Bosch Telecom. Shipments of a system to initially support 100 subscribers in this pilot project were made in fiscal 1996. During fiscal 1995 the Company had entered into distribution and/or signed joint sales and marketing agreements with, among others, the Dutch Broadband Networks Division of Bosch Telecom, Ericsson Business Networks AB, a subsidiary of L.M. Ericsson and Pan Asian Systems Ltd. a wholly owned subsidiary of A.S. Watson a member of the Huthinson Whampoa Group. In April, 1995, the Company has also entered into a joint venture relationship with Tomen Corporation to form FPN Japan to pursue the recently deregulated telecommunications market in Japan. To date, there have been no significant purchases made pursuant to these agreements.

CABLE TELEPHONY

        The Company's technology is designed to enable network operators to deliver telephone and data services to subscribers over cable networks which are either all coaxial cable or HFC infrastructures. This provides the Company the opportunity to market its products to cable television operators, the telephone service industry and new multiple communications service providers, particularly in the international marketplace.

        CABLE TELEVISION OPERATORS. The Company's technology enables a cable television distribution network that has been designed for or upgraded to provide for two-way capability, to be utilized in two distinct applications; to provide additional services, such as telephone and data transmission services, including alternate access, in which long distance telephone carriers could use the cable television distribution systems to bypass the local telephone companies' distributions systems for originating and terminating long distance telephone traffic. The Company's technology is embodied for these applications in the FPN1000 system, which is designed to enable cable television distribution systems to support telephone and data services without disrupting any other services on the existing cable network infrastructure. Company products can also be deployed in the same manner as set-top converters and, installed in users' homes on an as needed basis.

        For the application of providing telephone services over cable systems, the Company's current marketing efforts are focused primarily on cable system operators in international markets, such as the United Kingdom and Japan where cable operators are permitted to provide telephone services in their territory, or in countries in which there is planned deregulation such as the Netherlands and newly industrializing countries where telephone penetration or quality of service is low. See " - International."

        Until passage of the Telecommunications Act of 1996 ("the 1996 Act") in February 1996 cable system operators in the United States were prohibited in most geographic regions from directly providing local telephone service in their service areas. See - "Government Regulation." Under the 1996 Act, cable system operators may now provide such services. However, the Company believes there still remains uncertainty as to the timing of deployments, if any, as well as to the ultimate strategies of the Multiple System Operators (MSO's) and the effects of local regulatory hurdles and is therefore evaluating its strategy in pursuing this segment of the marketplace. The Company is continuing to focus, in the near term, on small to medium size cable operators as well as other potential service providers such as utility companies and competitive access providers (CAP's). In these markets, the operator utilizing the FPN1000 system could for an example enable the operator to be an alternative provider in delivering "long-distance" telephone service to and from the subscriber as an alternative to the local service provider. The Company has deployed pilot systems to provide local telephone service to a small number of customers in three metropolitan cable networks in the United States.

        TELEPHONE SERVICE COMPANIES. Virtually none of the conventional local telephone company wiring to the home is currently capable of supporting traditional cable television service cost-effectively and, accordingly, upgrading or rebuilding of those wiring systems is required to enable the current system to accommodate cable television services. Although the Company's technology is not the only means by which a telephone company could transmit cable television programming over upgraded coaxial cable or HFC wiring systems, the Company believes that its technology provides a means by which a telephone company could provide digital switched voice and cable television services over the same wiring system using only a single wiring distribution system.

        This worldwide industry includes domestic local exchange carriers ("LECs"), dominated by the seven regional bell operating companies (RBOCs) and GTE, numerous independent telephone companies (Intelcos) and long distance carriers (LDCs) such as MCI Communications Ltd. and Sprint International and government owned or sponsored international telephone companies (PTTs). Certain of these carriers have recently announced an interest in rebuilding their networks within an HFC distribution system and provide multiple communication services. Although not currently viewed as a near-term revenue opportunity, the Company believes that such changes in telephone service company infrastructures create a potential long-term market opportunity for the Company's products. However, there can be no assurance that these networks will be rebuilt or rebuilt utilizing HFC networks.

        Intelcos consisting of over 1,000 small, independent telephone companies are not subject to the cross ownership provisions and limitations of the Cable Communications Policy Act of 1984 and, accordingly, are not prohibited from providing cable television service to their customers. See " - Government Regulation." In this market sector, the Company is targeting small telephone companies that either currently possess or desire to deploy cable television service. Marketing efforts in this sector have not been significant during fiscal 1996. The Company has sold one pilot system in this market sector.

        Prior to the 1996 Act the large domestic local telephone carriers, such as GTE and the RBOC's had been prohibited from providing cable television service in their regulated service areas. The 1996 Act allows local telephone companies to own and operate cable and video distribution systems in their service areas, subject to certain safeguards. See - "Government Regulation." This legislation may accelerate the investment by local telephone companies in fiber-optic and other advanced technologies to upgrade their networks, enabling them to provide television services, electronic publishing and other information services. The Company believes that the large local telephone companies in the domestic marketplace do not currently represent a significant near-term opportunity to market the Company's products due to the current status of telephone companies utilization of HFC wiring systems.

        INTERNATIONAL. The international market may include any combination of the other principal applications of the Company's technology and systems, depending upon the requirements and regulatory environment of the particular country. Potential international customers include cable television operators, some of which are directly or indirectly owned or partially owned by domestic cable television operators and/or LEC's, as well as emerging multiple communication service providers. The international market includes both advanced and newly industrialized countries which are distinguished by the existing communications infrastructure and degree of telephone or cable penetration, capital resources available to establish, upgrade to and maintain and operate a modern infrastructure and regulatory and economic considerations. The Company believes that the ability of its technology to deliver telephone, data and video services over a single new or upgraded distribution system can provide a cost-effective solution to the total communications needs of many foreign countries. The Company has developed and will continue to develop systems with modifications or acquire sub-systems, including international interfaces, required to conform to international standards and for use in the implementation of new and integrated telecommunications infrastructure.

        The Company has completed development of its first international interface which is dedicated to the United Kingdom television market. In order to achieve broad penetration internationally the Company will need to complete additional interfaces or, if available, acquire sub-systems that provide such interface capabilities. An international interface accommodates the differences in the speed and clocking of signals and specific requirements of a particular country for connection to its public telephone network.

        During 1995, the Company entered into supply or joint sales and marketing/distribution agreements with equipment suppliers, system integrators and value added resellers on a worldwide as well as country specific basis. See "Market and Market Applications - Company Strategy". The Company continues to increase its efforts in pursuing opportunities and is engaged in discussions with multi-national vendors of communications systems relating to potential licenses of the Company's technology, product development or distribution agreements for countries in Europe, and Asia. See " - Sales and Marketing." During 1994, the Company commenced marketing activities relating to its FPN1000i system, with the required international interface, to the United Kingdom as well as certain other European cable markets. The Company opened an office in the United Kingdom in 1994 to address European opportunities and support customers. The Company operates in the United Kingdom through its subsidiary, FPN U.K. Limited.

        During the fiscal year ended March 31, 1996, foreign sales accounted for approximately 7% of the Company's total revenues. As of March 31, 1996, the Company had products installed in 10 foreign countries. On May 31, 1996, the Company had six personnel involved in international sales.

ENERGY MANAGEMENT.

        The electric utility industry is under increasing pressure to reduce peak power demand requirements and achieve more uniform energy consumption, thereby potentially reducing the need for, the costs of, and environmental concerns associated with the construction of additional generation, transmission and distribution capacity and ongoing operations and maintenance. One of the principal initiatives being pursued by electric utilities is energy management, which focuses primarily on shifting, leveling or reducing peak-load demand. Energy management applications of the Company's technology include demand-side management, as well as other utility applications which can reduce ongoing operational costs to the utility of providing power to its customers, such as remote meter reading, remote billing and remote interdiction (activation and deactivation of service). The Company is currently incorporating its technology into a customer controlled load management/automated feedback system. The
Company's products for this application are currently   being marketed as
"PowerView-Registered Trademark-". Deployments of Company technology in this market will be subject to approval by applicable regulatory authorities.
See " - Government Regulation."

        The Company's energy management solution will consist of four parts:
(i) a home network, supplied by existing vendors of in-home products; (ii) an intelligent utility unit, which is functionally similar to the Company's voice interface unit and is expected to be installed at or near the residence and provide the communications link between the residence and the communications network operated by the utility; (iii) the PowerView Gateway, which is functionally similar to the Company's Trunk Interface Unit and is expected to be installed at a utility distribution substation and connect the Intelligent Utility Units to the utility's host computers through a digital backbone network; and (iv) the PowerView-Registered Trademark- Management System, which is a software program designed to operate and interface to a utility's host computer.

        The PowerView-Registered Trademark- system is expected to provide, over time a number of energy management and other utility application functions. These include enabling: (i) the customer to monitor energy usage and cost on a real-time basis; (ii) the customer to program appliances to respond to utility time-of-use rates; (iii) the utility to read meters remotely and provide time of day billing; and (iv) the utility to turn power on or off to residences remotely, eliminating the need for a service visit. The approach underlying CCLM/AFS is that "real-time" load management driven by time-of-day pricing will be effective in shifting power consumption to less expensive off-peak hours, thereby reducing peak power consumption and deferring the need to build new power plants or upgrade transmission and distribution systems.

        The Company's PowerView-Registered Trademark- system is integrated with hardware and software components that comprise the in-home network. The Company has completed integration of its current version of PowerView-Registered Trademark- in cooperation with two hardware suppliers. The Company is currently dependent upon these suppliers for its continued involvement in certain field trials of PowerView-Registered Trademark-. Should these suppliers be unable to supply or discontinue production of the in-home network hardware, the Company could experience significant delays and costs as a result of identifying and integrating the PowerView-Registered Trademark- product with a replacement supplier. The Company is evaluating additional sources for the in-home network and electric meters as well as the possibility of obtaining certain rights with respect to the in-home network. The Company has also shipped its latest version of the PowerView-Registered Trademark- System to C&SW for purposes of a field trial in Laredo, Texas and to Southern Development for a deployment in an apartment complex in Georgia. Although the current version of the PowerView-Registered Trademark- System is now being deployed for field trials the Company's product development for energy management applications related to the CCLM/AFS is ongoing and will focus on system improvements, operability, interface to a utility's host computers and cost reductions. See " - Agreements with Entergy Enterprises" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DATA APPLICATIONS

        In April 1995 the Company formally introduced its FPN3000 Ethernet Modem, a data product designed to provide full 10 Mbps clear channel capability. The FPN3000 Ethernet Modem was designed to operate in most commercial and midsplit cable environments and to act as an Ethernet MAU. FPN's Ethernet Modem will interconnect with PCs, Ethernet repeaters or 10 base T hubs and provides full 10 Mbps clear channel capability on the coaxial network and is capable of supporting up to three concurrent Ethernets on the same HFC network.

        To date the Company has had limited sales and marketing efforts associated with the product line as it is currently assessing licensing strategies to achieve market penetration.

SALES AND MARKETING

        The Company's marketing activities are currently focused primarily on cable telephony and energy management applications. The Company has entered into various agreements that provide for joint sales and marketing or that grant both exclusive and non-exclusive distribution rights domestically and outside the United States as a means of marketing its product in key market segments. The Company is also exploring licensing arrangements in order to penetrate certain markets. The Company markets and sells directly into the European marketplace both through its subsidiary, FPN U.K. Limited and through companies with which is has sales and marketing agreements such as Bosch Telecom.

        As of May 31, 1996, sales and marketing activities were conducted by 23 individuals in addition to the executive officers of the Company. The Company also contracts, from time to time, with independent consultants to support its marketing and sales efforts.

        The Company currently has only one licensee (Entergy Enterprises) and there can be no assurance that the Company will enter into additional license agreements in the future. Since inception, with the exception of license, field trial and development fees from Entergy Enterprises substantially all of the Companys' revenues have been derived from product sales for business network applications and for field trials of products in cable telephony internationally and energy management applications with CSW and Southern Development. Evaluation of Company technology and products by potential licensees can be expected to include a review of written and graphic descriptions of the product, laboratory evaluations and technical trials and field or pilot trials. During field or pilot trials, the products are used under actual operating conditions to provide service to subscribers.
Subsequent to field or pilot trials are first deployments, which usually involve a larger number of locations in the system and ultimately commercial deployment. To date, the Company's products have been or are currently being pilot tested for certain applications, but none of the Company's products have been the subject of first deployments or commercial deployments. The Company is unable to predict when its products may be commercially deployed, as the decision to implement a commercial deployment will depend not only on the results of pilot testing by the customer but also on a number of factors outside the Company's control, such as strategic and financial considerations of, and regulatory constraints affecting, the customer. The evaluations of new technology and software, the field or pilot testing program and negotiation and approval of a commercial deployment can extend over a substantial time period and, accordingly, the Company is unable to predict whether or when any pilot systems will ultimately result in a first or commercial deployment.

        The Company also participates in trade conferences for cable television, telephony and energy management applications. Company training of personnel, customers and distributors includes use of technical documentation covering the Company's product line, video tapes and on-site training courses. The Company's sales personnel work closely with the Company's support personnel, who provide assistance in training customers in the operation of Company products. See " - Service and Support."

        During the fiscal year ended March 31, 1996, three customers accounted for 44%, 22%, and 20% of the Company's revenues. The four largest customers accounted for 92% of the Company's revenues. The Company cannot predict whether it will continue to be materially dependent on a small number of customers for the foreseeable future. However, the impact or lack of license fees and certain field trials on operating results could be pronounced in any period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESEARCH AND DEVELOPMENT

        Since its inception, the Company has devoted substantial resources to research and product development, primarily relating to development of its core technology and a family of products incorporating this core technology which can be adapted to address requirements of different market applications. The Company intends to continue to make substantial investments in product development and product line extensions, building on its core technology base, and to the development of systems incorporating its core technology, to address specific market applications. For example, during the fiscal year ended March 31, 1996, the Company has been developing the DTU product for the Company's cable telephone application and an interface for the domestic market products. Product adaptations and enhancements are also ongoing for energy management applications and to enhance performance and efficiency in system architecture. As part of its ongoing development process, the company is also modifying its products to achieve additional cost reductions using technologies permitting higher levels of integration. The Company believes that attaining cost reductions will be a necessity for both economic and competitive positioning of the Company in the marketplace.

        For product adaptations that do not have general applicability, the Company generally intends to enter into strategic alliances under which the partner may provide funding toward the development of the specific product or adaptation required.

        At May 31, 1996, the company had 46 employees and one consultant involved in research and development activities (12 of which were engaged exclusively in energy management/utility applications), and has used and will continue to utilize certain manufacturing resources to support product development efforts. The Company also utilizes part-time or temporary consultants on an as-needed basis for specific research and development projects. In order, to reduce fixed overhead and respond on a timely basis to unique requirements, companies engaged in software development and consultants have been and may continue to be utilized by the Company for specialized and non-recurring development activities for which the Company does not have internal expertise. For example the Company will utilize consultative resources and development tools of a Company in developing a certain host computer software interface in its energy management application. The Company will be required to pay royalties based upon shipments of product as well as incur expenditures for upfront development costs. Although such consultants generally do not conduct research in areas relating to the Company's core technology, the Company obtains from each consultant an agreement assigning inventions similar to that signed by each Company employee and a Confidential Disclosure Agreement. During the fiscal years ended March 31, 1994, 1995, and 1996 research and development expenses were approximately $10.8 million, $13.2 million, and $8.5 million respectively.

PATENTS AND OTHER PROPRIETARY RIGHTS

        The Company has 12 issued United States Patents, 6 issued foreign patents and 2 additional United States patent applications pending, all generally covering the company's core technology. In addition, more than 20 corresponding patent applications are pending in various foreign countries.

        With the exception of several software programs that are non-exclusively licensed to the Company and incorporated into its FPN1000 and FPN2000 (PowerView-Registered Trademark-) product families, the Company claims copyright ownership on its significant software products. The Company has licensed and intends to license certain software incorporated and to be incorporated into PowerView-Registered Trademark-. The Company has also registered trademarks or service marks in the United States for First Pacific Networks (and design), First Pacific Federal Systems, Personal Xchange and the PX logo, TIU, VoiceMAN, PowerView, VIU, Bandwidth Xtender, The Communications Utility, Powervu Software and has applied for registration in the United States of several marks including FPN and Personal Xchange Networks.

        The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. As the Company intends to enforce its patents and protect its trade secrets, it may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

SERVICE AND SUPPORT

        Service and technical support offered by the company include system planning and support by the Company during the sale, project management coordination of product information from the field, evaluation of existing on-site equipment and network specifications, site preparation, installation and user training.

        Company products are designed so that the failure of any individual component or unit will not cause the system on a network-wide basis to fail to operate. The modularity of the system enables customers to return to the Company only the specific unit requiring repair. In addition, the Company's products are designed to be remotely accessible, allowing service staff to remotely call up, diagnose and otherwise support systems in the field from the Company's California headquarters. At May 31, 1996, the Company had a service and support organization of 18 individuals. The Company maintains an in-house laboratory with Company products in operation to enable Company personnel to reproduce customer problems while maintaining telephone contact with the customer. The customer can be instructed on how to correct the problem or, if a defect in Company products is detected, to ship the defective part or unit to the Company. Licensees of the company will be expected to provide primary service to their customers once they have been trained by the Company's service and support personnel.

        The Company generally offers a 12 month warranty on its products. Additional warranty provisions are made available under certain conditions. Through March 31, 1996, warranty expense had not been significant. The Company intends to offer service contracts providing for maintenance and software upgrades after the expiration of the warranty period. The Company also intends to expand its technical and operations support capabilities, including development of training courses for licensees and distributors and establishment of specific in-country support capability for international customers.

MANUFACTURING AND SUPPLIERS

        The Company's manufacturing operations activities include material planning, final assembly test and quality control, operations engineering and support to engineering and at May 31, 1996, manufacturing operations includes 22 full-time employees and utilizes temporary employees as necessary. The company uses a number of subcontractors for board level assembly. At the Company's headquarters, Company personnel sort and arrange components for delivery to manufacturers and perform sub-assembly and testing, systems integration and final testing. The Company maintains an operations engineering team that participates in the design and manufacture of Company products, including the inspection of components, subassemblies and final tests. The Company's strategy includes seeking subcontracts with high volume manufacturers in order to provide the capacity necessary to support projected demands for the Company's products without incurring the capital expenditures required in connection with establishing an internal manufacturing capability. The Company may also seek to cross-license the manufacture of certain elements of its systems to strategic alliances when such activity could result in enhancements or cost reductions to its products being funded by the licensee.

        In January 1994, the Company entered into a three-year agreement with Sanyo Electric Co. Ltd. ("Sanyo") providing for Sanyo to manufacture the customer interface unit of the FPN1000 system. Sanyo commenced initial manufacturing of the customer interface unit during the fourth quarter of fiscal 1995. The Company has outstanding non cancelable commitments with Sanyo to purchase approximately $2.4 million of customer interface units. The Company is currently working with Sanyo regarding shipment of such inventory and associated payment terms. The Company believes that it will purchase this inventory which is comprised of both finished goods and components through the remainder of 1996. The Company will continue to provide the capability for low volume manufacturing of this product and, in addition, will continue to manufacture the equipment that provides access between the cable network and the public switched telephone network.

        The Company is involved in discussions with a potential manufacturer to produce the IUU portion of the PowerView-Registered Trademark- product. The Company will continue to manufacture the equipment which provides for communication between the subscriber and the Utility's host computer.

        It is the Company's intent to have multiple sources of supply for components and services required to fulfill its' product requirements, and most of the components used by the Company in its manufacturing processes are available from multiple sources. Where necessary to fulfill unique requirements, the Company's management will approve sole source and single source items for use based upon risk assessment and satisfactory supply arrangements. A "SOLE SOURCE ITEM" has only one known available manufacturer of the item (although it may be available from multiple channels of distribution). Sole source items can and do include: custom integrated circuits, such as ASIC's; third-party proprietary IC's (such as semi custom micro-processors and hybrids) and custom designed assemblies or subsystems (such as unique power supplies). A "SINGLE SOURCE ITEM" could be made available from a number of sources, but is an item for which the Company has selected only one manufacturer or provider. Single source items can and do include: commercially available items where time and/or cost have not yet allowed the qualification of other sources but such sources readily exist (e.g. IC's or other electrical components with unique package types or non-characterized performance) as well as Company proprietary items where economies of scale for start-up, tooling, testing capabilities, etc., have not yet or will not justify the qualification of additional sources (e.g. components, assemblies, custom enclosures, contract manufacturing, etc.) although such additional sources readily exist.

        The Company's sourcing practices minimize single and sole sources and generally include multiple channels of availability through distribution and factory-direct relationships. The Company monitors worldwide availability, lead-times, and prices as practicable. The Company provides forecasts of its demand to its supply base as available. Any interruption of supply of material from these sources could delay shipments and adversely affect the Company's business. The Company believes it maintains a sufficient inventory of these sole and single source items to meet current orders.

        Many of the components incorporated into the Company's products are manufactured overseas. To date, the Company has not experienced difficulty in obtaining timely deliveries of needed components.

        The Company has developed test equipment and tooling required to meet current production requirements. The Company believes that changes for additional market applications or for subsequent generations of product applications will require additional test equipment and retooling.

COMPETITION

        Many areas of the telecommunications industry are characterized by intense competition, with a large number of companies offering or seeking to develop technology or system capabilities similar to those of the Company's technology or products. The Company believes that the principal competitive factors in the telecommunications markets are price (i.e., the relative cost to install the system and thereafter maintain, expand and upgrade the system) and performance, as well as reliability, customer technical support, compatibility with existing communications standards and the ability to respond to changes in telecommunications standards.

        The Company faces competition from a number of entities, many of whom have substantially greater financial, marketing and/or other resources than the Company, are significantly more established in the telecommunications industry and have invested substantial amounts in their technology. Potential competitors include companies in various segments of the telecommunications field, including AT&T, L.M. Ericsson, General Instrument Corporation, Motorola, Inc., Tellabs, Inc., ADC Telecommunications, DSC Communications Corporation, Philips Broadband Network, Inc., Northern Telecom Limited, Broadband Technologies, Inc. and Scientific-Atlanta, Inc., or alliances formed by these or other companies with other companies in the telecommunications field.

        The Company's competitors also include manufacturers and vendors of technology and products which address specific customer or market needs for each discrete area of the telecommunications industry. For example, in the market for energy management and other utility applications, the PowerView-Registered Trademark- system will compete with other technologies and programs providing demand-side management. In certain markets, the Company may indirectly compete with companies who are also potential customers of its technology and products for example, cable television operators and telephone companies are both acquiring technologies to enable them to provide combinations of telephone, data and video services into homes and offices.

        The Company also competes directly with many companies who are developing innovative communications technologies. Deregulation of the domestic telephone and cable television industries, as well as the emergence of new telecommunications technologies, can be expected to result in increased competition. For example, the competition between regional telephone companies and large Multiple System Operators for cable television systems has produced a need for products that can create telephone services using the cable television infrastructure. Competition can be expected from the traditional equipment suppliers for both of these markets. The Company believes that competitors will attempt to utilize varied technologies to produce competing products to fulfill customer needs.

AGREEMENTS WITH ENTERGY ENTERPRISES

        In July 1991, the Company entered into a series of agreements with Entergy Enterprises, certain of which were amended in December 1991, March 1994 and May 1995.

        The agreements as amended through March 1994 included, among other things, the following: (i) a Product license Agreement granting Entergy Enterprises (a) an exclusive worldwide license (with the Company retaining joint marketing rights) to make, use and sell the Company's core technology in the CCLM/AFS product, (b) and exclusive worldwide license to sublicense to electric, gas or water utilities (other than affiliates of Entergy Enterprises), the right to use the CCLM/AFS product, and to sell, lease or otherwise provide the CCLM/AFS product to customers or end users within their respective service territories, and (c) together with affiliates of Entergy Enterprises, an exclusive license to use the CCLM/AFS product, and to lease, sell or otherwise provide the CCLM/AFS product for use by customers and end users within the Entergy Corporation electric system; (ii) a common Stock Purchase Agreement relating to the sale to Entergy Enterprises of an equity interest in the Company for $3.5 million; and (iii) an Investor Rights Agreement.

        The original Product License Agreement between the Company and Entergy provided for funding by Entergy of development costs not to exceed $1 million; favored pricing to Entergy based upon the lowest prices then offered other purchasers; and an initial term of 30 years. In addition, the Product License Agreement provided for royalties of 5% on hardware sales and revenue sharing at 50% on all other revenues to specified customer categories. The March 1994 amendment to the Product License Agreement (the "Amended License Agreement") also provided for, among other things, the payment by Entergy Enterprises to the Company of up to an additional $1 million in development costs relating to the CCLM/AFS product. The $1 million additional development costs was recorded as deferred revenue at March 31, 1995.

        In consideration for the March 1994 Amended License Agreement, the Company agreed to pay Entergy Enterprises an aggregate of $9 million (the "Company Obligation"), of which $2 million was paid upon execution of the Amended License Agreement and $7 million is payable in the form of a non-interest bearing, unsecured contractual obligation that will be payable after March 1998. The Company incurred a charge to operating results of approximately $7 million in its fourth fiscal quarter ended March 31, 1994, reflecting the current value of the Company Obligation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 10 of Notes to Consolidated Financial Statements.

        In May 1995, the Amended License Agreement was further amended to provide for, among other things: (i) royalties payable to Entergy being reduced to 2% of net receipts received by the Company from sales of specified products to be defined customer groups with further reductions in the royalty when specified events occur; (ii) license fee revenue sharing decreased to 10% with only licenses with certain qualifying utilities applicable; (iii) royalties in
(i) and (ii) above continuing for a 10 year period following the repayment of the $7 million obligation; (iv) rescheduling the repayment of the $7 million obligation such that $3.5 million is due in March 1998 and $3.5 million is due in March 1999; (v) royalty or license payments received by Entergy prior to repayment of the $7 million obligation are to reduce the obligation amount; (vi) elimination of Entergy's obligation to pay $1 million of additional development funding and the Company's obligation to repay $988 thousand in customer advances (included in current liabilities at March 31, 1995); and (vii) a reduction in Entergy's license rights under certain conditions (the "Second Amendment").

         The Second Amendment restructured the license rights granted to Entergy under the Amended License Agreement. From the date of the Second Amendment, Entergy is not allowed to take action to license or sublicense under its license grants unless and until the earlier of: (i) the Company or its assignees, successors, partners, licensees, etc., fail for a period of one year to actively market CCLM products; or (ii) the Company or any successor becomes subject to the jurisdiction of a U.S. Bankruptcy Court or avails itself of some judicial or quasijudicial proceedings which provides relief to debtors which is not dismissed within ninety (90) days thereafter ("Bankruptcy Events"). Entergy's license rights shall expire fourteen (14) months following the timely payment of the "Company Obligation". After said fourteen (14) month period, Entergy shall have an exclusive nontransferable perpetual license: (i) to sublicense to entities, other than its Affiliates within its service territory, whose principal business is the electric, gas or water utility business ("Qualifying Utilities"), the right to manufacture (or have manufactured) and use, and to sell, lease and otherwise provide to customers or end users, the CCLM/AFS for use exclusively within its service territories; and (ii) to lease or sell or otherwise provide to Qualifying Utilities the CCLM/AFS for use within its service territories. Ten percent (10%) of any license or sublicense shall be paid to the Company (without any Right to Use fees). Both parties agreed that each party has fully discharged all contractual, financial and performance obligations to the other; and each party releases any and all claims that either party may have against the other as of the date of the Second Amendment.

        The Common Stock Purchase Agreement provided for the purchase by Entergy Enterprises of 1,007,115 shares of Common Stock, representing 9.95% of the then outstanding equity in the Company, for the $3.5 million.

        The Investor Rights Agreement grants demand and piggy-back registration rights to Entergy Enterprises under certain conditions and provides for the Company to indemnify Entergy Enterprises and its affiliates under certain circumstances with respect to any registration statement including the Common Stock of Entergy Enterprises pursuant to such registration rights. The Company is also required to redeem a corresponding portion of Entergy Enterprises' shares in the event the Company redeems or otherwise acquires any shares of its Common Stock in order to maintain Entergy Enterprises' level of equity interest below the level (currently 10%) (the "Ownership Limit") which would cause the Company to become subject to regulation as a subsidiary of a registered holding company under the 1935 Act. Entergy Enterprises has agreed that neither it nor any of its affiliates will acquire beneficial ownership of any voting stock of the Company without the Company's prior written consent if the effect of such acquisition would increase its beneficial ownership of voting stock to more than the Ownership Limit. Pursuant to an ownership right that expired at the time of the Company's initial public offering in 1992 Entergy acquired an aggregate of 768,120 additional shares of the Company's Common Stock at an aggregate price of $6.1 million during fiscal 1993. At March 31, 1996, Entergy Enterprises held 1,715,235 shares of the Company's Common Stock.

        Because Entergy Corporation is a registered holding company under the 1935 Act, these and other transactions relating to the involvement of Entergy Enterprises with the Company in licensing the CCLM/AFS product were required to be approved under the 1935 Act by the Securities and Exchange Commission ("SEC"). Entergy Enterprises has advised the Company that it received authority under the 1935 Act to license the CCLM/AFS product to enable it to provide and sublicense energy management and other utility applications and to purchase the Company's securities.

        Unless otherwise authorized by the SEC, Entergy Enterprises will divest its equity interest in the Company upon the earlier of the deployment of PowerView in 20% of the electric service customer locations in the Entergy Corporation system or January 1, 2002.

        The Company has recorded $566 thousand, $626 thousand and $1.1 million for the years ended March 31, 1994, 1995 and 1996, respectively, for revenue under joint development, field trial and product sale arrangements with Entergy. Included in accounts receivable as of March 31, 1995 were $1.5 million ($499 thousand, respectively, net of deferred revenue), respectively, due from Entergy. No amounts were outstanding at March 31, 1996. In addition, during fiscal 1995 Entergy advanced the Company $1 million against future purchases with the balance of $988 thousand included in customer advances at March 31, 1995. During the first quarter of fiscal 1996 the Company's $1 million obligation was offset in satisfaction of the amounts due from Entergy related to additional development costs.

GOVERNMENT REGULATION

        The telecommunications industry in the United States, particularly the telephone and cable television industries, has been subject to varying degrees of regulation. Although the Company's activities are not generally subject to direct government regulation (other than the requirement to obtain registration of Company products connecting to the public telephone network with the Federal Communications Commission, which registration has been obtained for existing products), the Company's business has been significantly affected by regulatory and rate barriers applicable to the telephone and cable television and electric utility industries, as well as any changes to such rules and regulations.

        In the United States telephone and cable television markets, until February of 1996 with the passage of the 1996 Act, regulatory and statutory barriers had restricted the ability of certain of the major regional telephone companies to provide local cable television services and certain states have regulatory barriers that restrict the ability of large multiple cable television system operators to provide local telephone services. Additionally, the Public Utility Holding Act of 1935 had restricted the 10 registered electric utility holding companies and their operating subsidiaries from making investments outside the utility business. Accordingly, the incentive of companies in there industry to invest in technologies for integrated services was limited. These restrictions may have been an important factor in decisions by electric utility companies, domestic telephone companies or cable operators to purchase Company products or license Company technology. The 1996 Act eliminated these restrictions on domestic telephone companies, cable operators and electric utility holding companies.

        Alternate access service providers are subject to regulation by the FCC and state public service commissions.

        The 1996 Act has impacted state public service commission restrictions on the ability of many service providers to increase customer rates, thereby potentially reducing the incentive to invest in new technologies. The ultimate effect of the 1996 Act on the authority of state commissions is currently expected to be determined by the Federal Communication Commission by no later than June 1997. Moreover, for energy management and other utility applications, a decision by a utility to deploy the CCLM/AFS product will depend in part on the evaluation of public utility commissions and may require determination that the utility can recover the cost of the CCLM/AFS product in its customer rate base.

INDUSTRY STANDARDS COMPLIANCE

        Industry standards bodies have created committees to address the matter of standards within the telecommunications industry. The purpose of such standards is to facilitate the interoperability of products from various vendors and, through standardization, create a competitive environment which is anticipated to result in lower products costs. During the past few years, many new standards have been adopted and more are pending. The International Standards Organization ("ISO"), one of the primary standard setting bodies in the communications industry, has developed a framework for network standard called the Open System Interconnection Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can interoperate. The design of the Company's products conforms to the OSI Model and accommodates most existing and pending standards, including applicable Bell system specifications, CCITT specifications, RS-232 standards and RS-449 standards.
The Company's existing products have been certified, or are being modified to be certified, by Underwriters Laboratories (UL) to the extent required to meet industry standards.

EMPLOYEES

        As of May 31, 1996, the Company employed 136 persons full time, of which 47 were in research and development, 22 were in sales and marketing, 18 were in service and support, 23 were in manufacturing and quality control and 26 in management, administration and support functions. The Company also utilizes part-time or temporary consultants on an as-needed basis. The Company's business is dependent in part upon its ability to recruit and retain qualified personnel. None of its employees are represented by a labor union and the Company believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

        The executive officers of the Company are as follows:

NAME                       AGE    POSITION
- - ----                       ---    --------

M. Peter Thomas            54     President and Chief Executive Officer and
                                  Director

Robert P. McNamara, Ph.D.  46     Executive Vice President, Chief Technical
                                  Officer and Director

Kenneth W. Schneider       48     Executive Vice President - Finance and Chief
                                  Financial Officer

James D. Bletas            51     Vice President International

        M. PETER THOMAS was elected President and Chief Executive Officer in June 1995 and has served as a Director of the Company since September 1994.
From July 1991 to September 1994,  Mr. Thomas was a consultant and co-founder of
the Stanbridge Group, a consulting firm.   Additionally, Mr. Thomas served, from
February 1990 to July 1991, as President and Chief Executive Officer of Data-Design Laboratories, Inc., an electronics assembly manufacturing company. He was also President and Chief Executive Officer of Ericsson North America, a subsidiary of Sweden's L. M. Ericsson from January 1986 to June 1989. Prior to Ericsson, Mr. Thomas was President of Telenova, Inc. from 1984 to 1986, where he worked to develop and conclude strategic partnerships that encompassed equity investments, joint product development and OEM supply.

        ROBERT P. MCNAMARA, PH.D. has served as Executive Vice President, Chief Technical Officer and a Director since February 1988, when the Company acquired the assets and technology of Tsunami, which Dr. McNamara, along with Donald G. Marquart, founded in 1983. Dr. McNamara has served as Vice President Engineering from June 1995 through June of 1996. Dr. McNamara is the principal inventor of the Company's technology. From August 1983 to February 1988, Dr. McNamara was the Vice President and Chief Scientist at Tsunami. From 1981 until founding Tsunami, Dr. McNamara was with Sytek Incorporated (now Hughes LAN Systems), a local area network manufacturer, serving first as Program Manager for MetroNet Development, a large city-wide data communication, local area networking and videotext development program, and then as Manager of Network Architecture. From 1980 to 1981, Dr. McNamara served as Manager of Business/Residence Planning at GTE Service Corporation. Dr. McNamara was a member of the Technical Staff of Bell Laboratories from 1978 to

1980, where he participated in the design of telecommunications systems such as the Local Area Digital Transport system. Dr. McNamara holds a Ph.D. in applied physics from the California Institute of Technology and is published in several fields, including combustion engineering, solid state semiconductor physics and communications theory.

        KENNETH W. SCHNEIDER has served as Vice President - Finance and Chief Financial Officer since January 1993 and Executive Vice President since August 1993. Prior to joining the Company, Mr. Schneider was a partner of Coopers & Lybrand L.L.P., the Company's auditors, since October 1983, which he joined in December 1974.

        JAMES D. BLETAS has served as Vice President International since May 1996. Prior to joining the Company, Mr. Bletas served as Executive Vice President of California Microwave Inc.'s, Microwave Network Systems division from November 1995 to April 1996. From November 1993 to October 1995 he was President of California Microwave Inc.'s, Telecom's Transmission Systems division in Fremont, California. Prior to that he served as Vice President International for Harris Corporation's Farinon division in San Carlos, California, from July 1985 to October 1993. From October 1975 to June 1985, Mr. Bletas worked in Harris Corporation's Farinon division's Canadian facility in Dorval Quebec, Canada, in various capacities with the latest as Director of International Sales for Europe, Africa and the Middle East. Both California Microwave and the Farinon division of Harris Corporation were suppliers of Wireless communiation systems worldwide. Prior to that Mr. Bletas spent approximately ten years with Bell Canada in various technical and administrative capacities.

Item 2. PROPERTIES

        The Company currently occupies an aggregate of approximately 103,000 square feet of office and manufacturing space in San Jose, California pursuant to a lease expiring in January 2001. The lease provides for current annualized rent of approximately $799,500, subject to specified annual increases.

Item 3. LEGAL PROCEEDINGS

        On March 17, 1994, the Company entered into a Settlement Agreement and Release (the Settlement Agreement) relating to an action in the United States District Court for the Northern District of California (the District Court), entitled Arthur C. Bass v. First Pacific Networks, Inc., et al. with the estate of Mr. Bass (the Estate). The Bass lawsuit arose out of the Company's possession of stock certificates registered in the name of Mr. Bass in the aggregate amount of 425,307 shares, which Mr. Bass claimed were wrongfully withheld by the Company. Subsequent to the death of Mr. Bass, in December 1993 the District Court ordered the Company to transfer 367,930 of these shares to the Probate Court of Shelby County, Tennessee. The order to transfer the Bass shares was stayed upon the posting of an appeal bond in December 1993 in the amount of $3.7 million (the Appeal Bond), which bond was posted at the Company's request by one of its insurers, subject to a reservation of rights. The remaining 57,377 shares were held by the creditors of the estate of Mr. Bass.

        Pursuant to the terms of the Settlement Agreement, the Company was required to place 367,930 of the previously issued shares with an investment banking firm to sell the shares. To the extent the net proceeds from the sale of these shares were less than $15 per share ($5,518,950), the Company was obligated to pay the difference, up to a maximum of $1.8 million, to the Estate. The Company was advised that the shares were sold at a price of $8.25 per share and, accordingly, the Company remitted $1.8 million to the Estate in July 1994. The Company received insurance proceeds of $550 thousand in July against the settlement payment. Further, the Company was required to issue to the Estate (for those shares held by creditors to the Estate) previously unissued shares of the Company's common stock with an aggregate market value at the time of approximately $387 thousand (or approximately 53,700 shares). In July 1994, 53,730 shares were issued to the Estate in fulfillment of that provision of the settlement agreement.

        The Estate moved to compel the insurance carrier to pay approximately $686 thousand (plus interest and attorneys' fees) pursuant to the Appeal Bond. The court issued an order granting the Estate's motion. The insurance carrier and the Company have jointly filed an appeal from the court's order which appeal was denied in April 1996. The insurance carrier and the Company are currently evaluating their further remedies available with respect to the appeal. The Estate's motion for an award of attorneys' fees and costs claimed amount to $152,000 remains pending.

        In the opinion of management, the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

        The Company had filed a lawsuit against one of its previous insurance carriers alleging, among other things, recovery of part of the settlement in the Bass litigation, defense costs incurred with respect to that litigation, and punitive damages. In December 1995, the company and the former carrier entered into a settlement arrangement pursuant to which the Company has recorded a net gain of $1.7 million (net of directly related settlement costs of $275 thousand). The Company received the cash proceeds from the settlement in January 1996.

        During the year ended March 31, 1996 the Company entered into settlement arrangements related to other litigation or claims outstanding in which it was either a plaintiff or defendant. As a result of these settlements, the Company has recognized a net gain of $38 thousand (net of $213 thousand of settlement charges).


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        (a)  PRICE RANGE OF COMMON STOCK

        The Company's Common Stock has traded on the Nasdaq SmallCap Market since August 25, 1996, under the symbol FPNX. From July 22, 1992 through August 24, 1995 the Company's Common Stock traded on the Nasdaq National Market. The following table sets forth the quarterly high and low bid information of the Common Stock for the periods indicated as reported by Nasdaq. These prices do not include retail mark-ups, mark-downs or commissions. The closing sales price of the Company's Common Stock on June 25, 1996 was $2.09.

                                                    High           Low
                                                   ------         -----
        Fiscal Year Ended March 31, 1995
             April 1 - June 30, 1994               $11.00         $6.50
             July 1 - September 30, 1994             8.00          5.88
             October 1 - December 31, 1994           7.63          3.25
             January 1 - March 31, 1995              5.41          3.50

        Fiscal Year Ended March 31, 1996
             April 1 - June 30, 1995               $ 4.63         $1.00
             July 1 - September 30, 1995             4.00          1.69
             October 1 - December 31, 1995           2.25          0.84
             January 1 - March 31, 1996              2.56          1.00

        (b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

        As of June 25, 1996, there were approximately 691 stockholders' of record of the Company's Common Stock, including nominees and brokers holding street accounts.

        (c)  DIVIDENDS

        The Company has never paid a cash dividend on its Common Stock and intends to continue to retain earnings, if any, to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. The consolidated statement of operations data for the years ended March 31, 1994, 1995 and 1996, and the consolidated balance sheet data as of March 31, 1995 and March 31, 1996 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the fiscal year ended March 31, 1992 and 1993 and the consolidated balance sheet data as of March 31, 1992, 1993 and 1994 are derived from audited financial statements not included herein.



                                   SELECTED CONSOLIDATED FINANCIAL DATA
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                Fiscal Year Ended March 31,
                                                -----------------------------------------------------------
                                                  1992          1993        1994        1995        1996
                                                  ----          ----        ----        ----        ----
Consolidated Statement of Operations Data:
Revenues:
Licensing fees                                  $   7,650             -           -           -           -
Products                                            1,344      $    543    $    651    $  1,048    $  3,345
Product development and field trial                   479         1,059       1,038       1,632       1,654
                                                ---------      --------    --------    --------    --------
Total Revenues                                      9,473         1,602       1,689       2,680       4,999
Costs and expenses:
Products                                            2,304         3,692       3,900       2,914       3,661
Product development and field trial                   764         1,089         694       1,320         634
Research and development                            2,242         4,330      10,839      13,238       8,454
Sales and marketing                                 2,240         3,987       6,280       8,590       7,254
General and administrative                          2,387         5,263       7,544       3,929       3,400
Non-recurring charge - license agreement             -             -          7,000        -           -
                                                ---------      --------    --------    --------    --------
Loss from operations                                 (463)      (16,759)    (34,568)    (27,311)    (18,404)
Litigation settlements, net                             -             -           -           -       1,763
Interest income (expense), net                     (2,472)          754         989         262        (407)
                                                ---------      --------    --------    --------    --------
Loss before extraordinary item                     (2,935)      (16,005)    (33,579)    (27,049)    (17,048)
Net income (loss)                                  12,273(1)    (16,055)    (33,579)    (27,049)    (17,048)
Dividends declared on Series A Preferred
     Stock                                             52           290           -           -           -
Income (loss) per share:
Before extraordinary item                       $   (0.26)     $  (1.03)   $  (1.76)   $  (1.31)   $  (0.67)
Extraordinary item                                   1.33             -           -           -           -
Net income (loss) per share                     $    1.06      $  (1.03)   $  (1.76)   $  (1.31)   $  (0.67)
Shares used in computing per share amounts (2)     11,477        15,882      19,050      20,644      25,408
Consolidated Balance Sheet Data:
Working capital                                 $   6,674      $ 31,471    $ 21,220    $  2,603    $  3,620
Total assets                                       14,229        38,573      35,873      19,651      11,624
Long-term obligations                                 311            33       5,000       5,812       6,041
Accumulated deficit                               (32,274)      (48,569)    (82,148)   (109,197)   (126,245)
Stockholders' equity                                7,180        33,779      19,755       2,463       1,627




(1) Net income resulted from an extraordinary gain consisting of approximately $15.2 million relating to the extinguishment of indebtedness, net of income taxes of $300 thousand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)     See Note 2 of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's historical revenues have been derived principally from the following sources: license fees from one licensee, development and field trial revenue and product sales. In the fiscal year ended March 31, 1992, license fees represented 81% of total revenue. There was no license fee revenue in the fiscal years ended March 31, 1993 through 1996. Development and field trial revenue represented 61%, 61%, and 33%, and product sales, a substantial portion of which are utilized in field trials, represented 39%, 39% and 67%, of total revenues during the fiscal years ended March 31, 1994, 1995 and 1996, respectively. To date, the Company has not gained market penetration of its technology and there can be no assurance that it will be able to do so. During the fiscal year ended March 31, 1993, 83% of revenues were derived from product development and field trial revenue from and product sales to Entergy Enterprises and during the fiscal years ended March 31, 1994, 1995, and 1996, 34%, 23% and 23%, respectively, of revenues were derived from development and field trial revenues from Entergy Enterprises. See "Business."

        The Company is often required to enter into arrangements with potential customers to conduct field and/or pilot tests of its products and, in order to achieve market penetration and visibility and allow customer evaluation of the Company's products, may ship products under terms which result in no profit being realized or a loss to the Company. In addition, the Company may experience significant fluctuations in periodic results in the event license and development fees are derived by the Company. The Company is unable to predict whether or when any licenses will be entered into or license fees generated, partially because of the lengthy period of time involved in negotiating and obtaining a licensing arrangement. Additionally, variability in periodic operating results may arise from budgeting and purchasing patterns of customers, the timing of field trials and development arrangements, as well as general economic trends.

        The Company has experienced significant operating losses to date and expects to incur continuing operating losses for the foreseeable future. This factor has resulted in significant depletion of the Company's cash resources which has required and will require the Company to obtain additional financing in order to continue in existence. During fiscal 1996 and through May 31, 1996 outstanding shares of the Company's Common Stock has risen to 36 million as a result of funding through equity transactions. The company anticipates that it will seek approval from its stockholders to increase its level of authorized shares for potential future issuance of Common Stock through financing transactions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 1996, the Company financed its operations principally through public offerings and private placements of debt and equity securities and a license fee aggregating $131.0 million. These financings included convertible debt and equity private placements with aggregate net proceeds of $15.9 million in fiscal 1996, a private placement with net proceeds of $9.3 million in fiscal 1995, and public offerings in July 1992 and October 1993 resulting in net proceeds of $39.9 million and $17.5 million, respectively. At March 31, 1996 the Company had working capital of $3.6 million, including $2.7 million in cash. To date, the Company's cash resources have been used, and are expected to continue to be used, to finance product development, sales and marketing, operations, inventory purchases and capital expenditures.

        Operations during the year ended March 31, 1996 utilized cash of $18.6 million as compared to $29.2 million for the year ended March 31, 1995. Cash used in operations, in fiscal 1996, was primarily attributable to cash utilized to fund the operating loss and reductions to accounts payable and accrued expenses. The decrease in cash utilized to fund operations in fiscal 1996 as compared to fiscal 1995 is due principally to the reduced operating loss and reduced inventory acquisitions offset in part by the reductions to accounts payable and accrued expenses. The fiscal 1996 operating loss reflects continued investments in product and market development activities while not attaining sufficient revenue levels or margins to compensate for the expenditures. Accounts receivable decreased due primarily to a reduction in amounts due from Entergy Enterprises which were outstanding at March 31, 1995 and reduced revenue in the comparable fourth quarter periods, a result of decreased development and field trial revenue activity. Accounts receivable at March 31, 1995 included $499 thousand ($1.5 million before offset of $1.0 million of deferred revenue) of amounts due from Entergy Enterprises. Entergy Enterprises had agreed, pursuant to a March 1994 Amendment to a product license agreement, to pay $1 million of additional development costs incurred prior to fiscal 1995 pending completion of product specifications and evaluation of the Company's CCLM/AFS product. In May 1995, the Company and Entergy Enterprises entered into an amendment to the terms of a Product License Agreement. Pursuant to that amendment Entergy's obligation to pay the $1 million was eliminated along with the Company's obligation to repay certain advances of $988 thousand received from Entergy. This resulted in a reduction of customer advances and recognition of $988 thousand of deferred revenue as revenue in the first quarter of fiscal 1996. Inventory levels at March 31, 1996 are primarily attributed to purchases for anticipated sales for field trials and early deployments of the Company's FPN1000-TM- system which have not yet materialized. In addition, the Company has noncancelable commitments to purchase approximately $2.4 million of inventory related to its subscriber units. The inventory is currently scheduled to be received throughout 1996. These inventory levels are currently in excess of anticipated short-term needs and therefore if not utilized could become subject to obsolescence or decline in the market value causing inventory write-offs against operating results. The decline in inventory level at March 31, 1996 as compared to March 31, 1995 is attributable to an increase in the fourth quarter of fiscal 1995 for a field trial of the PowerView-Registered Trademark-system and anticipated FPN1000 system sales. Accounts payable decreased due primarily to reduced inventory purchases in the period as compared to the fourth quarter of fiscal 1995 and reduced operating expenses. Accrued expenses decreased due primarily to a reduction in accrued contract costs as the result of modification of a customer contract in which the Company had recorded an estimated loss. The Company expects to utilize its cash resources to continue to finance operations, product development, sales and marketing activities, and inventory purchases.

        The Company had no material capital asset commitments at March 31, 1996. Property and equipment purchases for the fiscal 1996 and fiscal 1995 represented the Company's principal investing activity totaling $594 thousand and $2.6 million, respectively. The purchases relate primarily to purchase of equipment for in-house constructed system test facilities and engineering test equipment and software for hardware and software development purposes which are required to continue the development of the Company's products. The Company anticipates additional equipment purchases in fiscal 1997 at levels similar to that in fiscal 1996 should current operating levels continue. The Company has obtained and will continue to seek lease financing for certain of these equipment additions.

        The Company has an office lease expiring in 2001 with total future minimum lease payments of $4.1 million. At March 31, 1996 the Company had outstanding letters of credit of $235 thousand associated with leasehold improvements. See Note 7 of Notes to Consolidated Financial Statements.

        In March 1994, in connection with entering into an Amended License Agreement with Entergy Enterprises, the Company made a cash payment of $2 million to Entergy Enterprises and became obligated, subject to certain conditions, to pay an additional $7 million to Entergy Enterprises in March 1998. In connection with the May 1995 amendment to the Product License Agreement Entergy Enterprises agreed to change the payment date of the obligation such that $3.5 million is now due in March 1998 and $3.5 in March 1999. At March 31, 1996, the Company is obligated to pay an aggregate in minimum lease payments of $542 thousand under capitalized lease obligations for primarily equipment acquisitions. See "Business-Agreements with Entergy Enterprises," "-Results of Operations" and Note 10 of Notes to Consolidated Financial Statements.

        At March 31, 1996, the Company had available net operating loss carryforwards of approximately $98 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the year 2003. However, the Tax Reform Act of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. As a result of the Company's initial public offering and other stock issuance's, a change of ownership occurred which will restrict the Company's use of net operating loss carryforwards for federal tax purposes. The limitation applies to those net operating loss carryforwards that were incurred prior to such ownership change. The Company's annual limitation of such net operating loss carryforwards is currently estimated to be $4-5 million per year. (See Note 8 of Notes to Consolidated Financial Statements). Further, anticipated future financing transactions could result in further restrictions to operating and tax credit carryforwards.

        Cash provided by financing activities consisted of $5.0 million ($4.9 million net of expenses) from the issuance of 9% Convertible Debentures, in a private placement in July 1995, $7 million ($6.8 million net of expenses) from the sale of 7,000 shares of Series C Preferred Stock, in a private placement in October 1995, $3.9 million ($3.6 million net of expenses) from the sale of 3,900 shares of Series D Preferred Stock, in a private placement in March 1996, $740 thousand arising from the issuance of 400 thousand shares of common stock in a private placement pursuant to which the Company received proceeds of $600 thousand and shares issued under the Company's stock purchase plan, partially offset by payments under capitalized lease obligations and short-term notes payable. Further, the Company raised $5.0 million from the sale of 5,000 shares of Series E Preferred Stock, in a private placement on May 31, 1996. The 9% Convertible Debentures were converted into 3,090,000 shares of the Company's Common Stock in September 1995 and the Series C Preferred Stock was converted into 8,470,000 shares of the Company's Common Stock during the fiscal year 1996. Subsequent to March 31, 1996 the Series D Preferred Stock was converted into 1,895,000 shares of Common Stock. The Series E Preferred Stock becomes eligible for conversion in July 1996. (See Note 15 of Notes to Consolidated Financial Statements.)

        The Company's principal sources of liquidity are cash and cash equivalents and receivables. At March 31, 1996, the Company had cash and cash equivalent balances of $2.7 million and accounts receivable of $594 thousand. The Company's future capital requirements and the adequacy of available funds will depend on a variety of factors including availability of authorized shares of Common Stock, market acceptance of HFC networks, the Company's ability to successfully penetrate its markets, as demonstrated by securing of orders, progress of the Company's product development, the cost, timing and extent of future field trials, competing technological and market developments and establish and maintain strategic alliance and licensing arrangements. The Company believes based on its current operating levels that is has sufficient cash resources at March 31, 1996 together with the $5 million private placement in May 1996, for operating activities through August 1996. However, the Company is pursuing financing alternatives from both institutional, corporate and other investors to meet the Company's current cash needs and to satisfy additional cash requirements for continuation of its operations. In addition, the Company is presently engaged in discussions with potential strategic partners that could involve funding of various operational activities. The Company has also reduced its operational expenses during fiscal 1996. The Company's level of full-time personnel, at March 31, 1996, has declined to 131 from 174 at March 31, 1995. There can be no assurance, however, that the stockholders will approve an increase in authorized shares, that the Company will obtain additional financing, or enter into an arrangement with a strategic partner or that if available will be obtainable on terms favorable to the Company or its stockholders. To the extent that Company raises additional capital by issuing equity securities ownership dilution to shareholders will result. In the event that management is unable to raise additional funds, in the near term, operating activities would be significantly curtailed and the Company may not be able to continue in existence (See Note 2 of Notes to Consolidated Financial Statements). The Company's discussion of the period of time through which its financial resources will be adequate to support operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

        FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

        Total revenues increased 87% to $5.0 million for the fiscal year ended March 31, 1996 from $2.7 million for the fiscal year ended March 31, 1995. Product revenues increased 219% to $3.3 million, for the fiscal year ended March 31, 1996, as compared to $1.0 million for the fiscal year ended March 31, 1995. Product development and field trial revenues increased 1% to $1.7 million for the fiscal year ended March 31, 1996, as compared to $1.6 million for the fiscal year ended March 31, 1995.

        The increase in product revenues for the fiscal year ended March 31, 1996, as compared to 1995, is due primarily to product revenue recognized in fiscal 1996 associated with a field trial of the Company's energy management products. The increase in product development and field trial revenues in the fiscal year ended March 31, 1996, as compared to the same period in 1995, reflects $988 thousand of product development revenue associated with a Product License Agreement with Entergy. This revenue relates to reimbursement of product development costs incurred by the Company and included in operations in prior periods (and reflected in deferred revenue at March 31, 1995). The Company recognized the development revenue in the current period following a May, 1995 amendment to its Product License Agreement with Entergy (see Note 10 of Notes to the Consolidated Financial Statements). Exclusive of the product development revenue related to Entergy, product development and field trial revenue associated principally with the Company's energy management product PowerView-Registered Trademark- decreased for the comparable periods due principally to reduced activities including the completion of a development contract in December, 1995. A portion of the field trial revenue recognized in both fiscal 1995 and 1996 are attributable to expenses reimbursed by Entergy in connection with a field trial in Arkansas which was completed in September 1995.

        Product costs increased 26% to $3.7 million for the fiscal year ended March 31, 1996, as compared to $2.9 million for the fiscal year ended March 31, 1995. The increase in product costs for the fiscal year ended March 31, 1996 is attributable primarily to the product costs associated with the aforementioned product revenues recognized in conjunction with a field trial of the Company's
energy management products and inventory reserve provisions.   The increase in
product costs for the fiscal year ended March 31, 1996, was offset in part by a $700 thousand reduction to an estimated loss provision established for a contractual obligation with TeleWest Communications Group, Ltd. (TeleWest).
This reduction results from a renegotiation of a contract with TeleWest, whereby the Company agreed to the elimination of minimum purchase commitments in exchange for elimination of product pricing commitments made by the Company.
The Company had in fiscal 1994 provided a loss for its contractual obligations under the original purchase commitment. Exclusive of energy management field trial product costs, inventory reserve provisions and the aforementioned reduction in accrued contract cost, product costs decreased due primarily to reduced manufacturing operating costs from cost containment efforts and reduced activity. Manufacturing operations costs allocated to research and development, to reflect support activities conducted by manufacturing personnel, amounted to $1.1 million for the fiscal year ended March 31, 1996, as compared to $2.4 million for the fiscal year ended March 31, 1995.

        Product development and field trial costs decreased 52% to $634 thousand for the fiscal year ended March 31, 1996, as compared to $1.3 million for the fiscal year ended March 31, 1995. The decrease primarily reflects decreased field trial and development contract activity.

        Research and Development expense decreased 36% to $8.5 million for the fiscal year ended March 31, 1996, as compared to $13.2 million for the fiscal year ended March 31, 1995. The decreased expenses primarily reflect the decrease to 49 research and development personnel from 70 at March 31, 1995.
The decrease also reflects a decrease of $1.3 million in manufacturing operations support costs allocated to product development. Such costs representing primarily program management, test and design activities supporting product development. The decrease in personnel levels is the result of the completion of certain phases of development and cost containment efforts.

        Sales and marketing expense decreased 16% to $7.3 million for the fiscal year ended March 31, 1996, as compared to $8.6 million for the fiscal year ended March 31, 1995. The decrease reflects reduced costs, in the comparable periods, in full-time personnel and related costs and in marketing and outside services as a result of cost containment efforts. These decreases were offset in part by an increased use of consultants. Full-time personnel engaged in marketing, sales and customer service activities at March 31, 1996 totaled 38 as compared to 44 at March 31, 1995.

        General and administrative expense decreased 13% to $3.4 million for the fiscal year ended March 31, 1996, as compared to $3.9 million for the fiscal year ended March 31, 1995. The decrease reflects reduced personnel and related costs due to cost containment efforts, decreased legal costs as a result of reduced litigation activity, and reduction in the allowances for doubtful accounts. At March 31, 1996, full-time personnel engaged in general and administrative activities totaled 21 as compared to 26 at March 31, 1995.

        In December 1995, the Company entered into a settlement agreement with a former insurance carrier in an action in which the Company was a plaintiff. The Company recorded a gain of $1.7 million (net of $275 thousand of directly related settlement costs) in the fiscal year ended March 31, 1996.

        Interest income decreased to $179 thousand for the fiscal year ended March 31, 1996 from $758 thousand for the fiscal year ended March 31, 1995, reflecting decreasing amounts of funds available for short-term investment in the comparable periods. Interest expense increased to $586 thousand for the fiscal year ended March 31, 1996 from $496 thousand for the fiscal year ended March 31, 1995 primarily as the result of interest expense associated with the Company's 9% Convertible Debentures issued in July 1995 which were subsequently converted into Common Stock of the Company in September 1995.

        FISCAL YEARS ENDED MARCH 31, 1995 AND 1994

        Total revenues increased 59% to $2.7 million for the fiscal year ended March 31, 1995 from $1.7 million for the fiscal year ended March 31, 1994. Product revenues increased 61% to $1.0 million during the year ended March 31, 1995 from $651 thousand for the year ended March 31, 1994, reflecting increased sales for pilot tests and field trials to international customers principally in Asian markets. Product development and field trial revenue increased 57% to $1.6 million for the fiscal year ended March 31, 1995 from $1.0 million for the fiscal year ended March 31, 1994, due primarily to increased field trial activity associated with the Company's energy management product PowerView. During fiscal 1995 the Company had field trial activity primarily with two utility companies as compared to primarily one such customer in fiscal 1994. A portion of field trial revenue recognized during fiscal 1995 and 1994 are attributable to expenses to be reimbursed by Entergy Enterprises in connection with a field trial in Arkansas, which is currently expected to be completed in the fall of 1995.

        Cost of product revenues decreased by 25% to $2.9 million in the fiscal year ended March 31, 1995, from $3.9 million in the fiscal year ended March 31, 1994. The decrease is due primarily to a $1.1 million provision established in fiscal 1994 associated with an estimated loss on the initial purchase commitment on the TeleWest contract which was offset only in part in 1995 by provisions for losses on product to be provided in a field trial and increased inventory reserve provisions. The decrease is also attributable to the charging of certain manufacturing operations costs to research and development during all of fiscal 1995 but were charged to cost of product revenues only in the first-half of fiscal 1994.

        Product development and field trial costs increased by 90% to $1.3 million for the fiscal year ended March 31, 1995 from $694 thousand for the fiscal year ended March 31, 1994. The increase primarily reflects increased field trial activity.

        Research and development expense increased by 22% to $13.2 million for the fiscal year ended March 31, 1995 from $10.8 million for the fiscal year ended March 31, 1994. This increase is primarily attributable to an increase of $1.4 million of manufacturing operations supports costs allocated to research and development. Such costs representing primarily test and design activities supporting product development. The increased expense levels also partially reflect increased personnel utilized for modifications and enhancements to both the FPN1000 and FPN2000 systems. Engineering headcount increased throughout the first three quarters of fiscal 1995 averaging 75 personnel before decreasing to 70 personnel at March 31, 1995 as compared to 66 at March 31, 1994. The reduced personnel levels at the end of the fiscal year reflect the completion of certain phases of development as well as cost containment efforts.

        Sales and marketing expense increased by 37% to $8.6 million for the fiscal year ended March 31, 1995 from $6.3 million for the fiscal year ended March 31, 1994. The increases in product demonstration costs, salaries and benefits, and the opening of a sales office in the U.K., reflect the Company's increased efforts in developing and strengthening target markets. These increases were offset in part by reductions in outside services of $867 thousand during fiscal 1995 as compared to fiscal 1994 as the Company's use of outside services decreased. Personnel levels in sales and marketing (including customer service) were at 44 as of March 31, 1995 and 1994, however, average full-time personnel in fiscal 1995 approximated 49 personnel. The decrease at fiscal year end as compared to the average for the year reflects a restructuring which took place during the fourth quarter realigning the Company's sales and marketing efforts to support the Company's strategy utilizing its corporate alliances.

        General and administrative expense decreased 48% to $3.9 million for the fiscal year ended March 31, 1995, from $7.5 million for the fiscal year ended March 31, 1994. The decreases primarily reflect decreased legal and legal related costs and to a lesser extent reductions related to compensation and taxes and reduction in allowances for uncollectible accounts. Offsetting these decreases are increased costs associated with insurance of approximately $250 thousand. At March 31, 1995 full-time personnel engaged in general and administrative activities approximated 26 as compared to 30 at March 31, 1994.

        The Company incurred a non-recurring charge to operations of $7 million in the fourth quarter of fiscal 1994 for consideration provided in the Amended License Agreement with Entergy Enterprises. There was no such charge in fiscal 1995.

        Interest income decreased to $758 thousand for the fiscal year ended March 31, 1995 from $995 thousand for the fiscal year ended March 31, 1994, reflecting decreasing amounts of funds available for short-term investment. Interest expense increased to $496 thousand for the fiscal year ended March 31, 1995 from $6 thousand for the fiscal year ended March 31, 1994, reflecting primarily the amortization of the discount on the Payable to Related Party (See
Note 4 of Notes to Consolidated Financial Statements), which generated approximately $440 thousand of interest expense in fiscal 1995. Similar expense was not incurred in the same periods of 1994.

EFFECTS OF INFLATION

        Historically, inflation has not had significant impact on the operations of the Company. However, there can be no assurance that inflation will not have a material impact on the Company's business in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page 30.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES





                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Pages
                                                                           -----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . 31

Consolidated Financial Statements:
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 32
  Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . 33
  Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . .34-35
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 36
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .37-54


Report of Independent Accountants on
  Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . 55

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . 56

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
First Pacific Networks, Inc. and Subsidiaries
San Jose, California

We have audited the accompanying consolidated balance sheets of First Pacific Networks, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pacific Networks, Inc. and Subsidiaries as of March 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       COOPERS & LYBRAND L.L.P.



San Jose, California
May 17, 1996, except Note 15, as to which the date is June 20, 1996

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                    ASSETS                                     March 31,
                                                               ---------
                                                          1995           1996
                                                          ----           ----
Current assets:
    Cash and cash equivalents                          $  6,179      $   2,708
    Accounts receivable, net                              1,741            594
    Inventories                                           4,865          3,535
    Prepaid expenses and other current assets             1,194            739
                                                       --------      ---------
        Total current assets                             13,979          7,576
Property and equipment, net                               5,110          3,714
Deposits and other assets                                   562            334
                                                       --------      ---------
        Total assets                                   $ 19,651      $  11,624
                                                       --------      ---------
                                                       --------      ---------

                  LIABILITIES
Current liabilities:
    Accounts payable                                   $  5,217      $   1,300
    Accrued expenses                                      5,118          2,656
    Customer advances                                     1,041              -
                                                       --------      ---------
        Total current liabilities                        11,376          3,956
Payable to related party                                  5,440          5,857
Capitalized leases, less current portion                    372            184
                                                       --------      ---------
        Total liabilities                                17,188          9,997
                                                       --------      ---------

Commitments and contingencies (Notes 4, 7, 10 and 12).

          STOCKHOLDERS' EQUITY (Note 15)

Preferred stock, $.001 par value:
    Authorized: 6,060 shares;
    Issued and outstanding:  None at March 31,1995 and
         4 shares as of March 31, 1996
    (Aggregate Liquidation Preference $3,900)
Common stock, $.001 par value:
    Authorized:  55,000 shares;
    Issued and outstanding: 21,692 shares as of
        March 31, 1995 and 33,831 shares as of
        March 31, 1996                                       22             34
Additional paid-in capital                              111,683        127,854
Notes receivable from sale of common stock                  (13)           (13)
Accumulated deficit                                    (109,197)      (126,245)
Cumulative translation adjustment                           (32)            (3)
                                                       --------      ---------
     Total stockholders' equity                           2,463          1,627
                                                       --------      ---------
         Total liabilities and stockholders' equity    $ 19,651       $ 11,624
                                                       --------      ---------
                                                       --------      ---------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Years Ended March 31,
                                                                  ---------------------
                                                                1994          1995          1996
                                                                ----          ----          ----
Revenues:
   Products                                                  $    651      $  1,048      $  3,345
   Product development and field trial                          1,038         1,632         1,654
                                                             --------      --------      --------
      Total Revenue                                             1,689         2,680         4,999
                                                             --------      --------      --------
Costs and expenses:
   Products                                                     3,900         2,914         3,661
   Product development and field trial                            694         1,320           634
   Research and development                                    10,839        13,238         8,454
   Sales and marketing                                          6,280         8,590         7,254
   General and administrative                                   7,544         3,929         3,400
   Non-recurring charge-license agreement                       7,000
                                                             --------      --------      --------
      Total costs and expenses                                 36,257        29,991        23,403
                                                             --------      --------      --------
   Loss from operations                                       (34,568)      (27,311)      (18,404)
Litigation settlements, net                                                                 1,763
Interest income                                                   995           758           179
Interest expense                                                   (6)         (496)         (586)
                                                             --------      --------      --------

      Net loss                                               $(33,579)     $(27,049)     $(17,048)
                                                             --------      --------      --------
                                                             --------      --------      --------
Net loss per share                                           $  (1.76)     $  (1.31)     $  (0.67)
                                                             --------      --------      --------
                                                             --------      --------      --------
Shares used in computing per share amounts                     19,050        20,644        25,408
                                                             --------      --------      --------
                                                             --------      --------      --------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                               Convertible                           Additional
                                             Preferred Stock       Common Stock       Paid-In
                                            Shares     Amount    Shares    Amount     Capital
                                            ------     ------    ------    ------     -------

Balances March 31, 1993                      -          -       18,168    $   18    $   82,534
Common Stock issued in connection with:
  Secondary public offering, net of
    issuance costs of $1,844                                     1,192         1        17,525
  Exercise of employee stock options for
  cash                                                             424         1         1,239
  Conversion of debentures                                           3                      34
  Exercise of warrants for cash                                     95                     564
Compensation expense in connection with
  issuance of stock options to directors
Cash from notes receivable
Net loss
                                            ------     ------   -------    ------    ----------
Balances, March 31, 1994                     -          -       19,882        20       101,896
Common Stock issued in connection with:
  Private Placement, net of issuance costs
   of $1,045                                                     1,700         2         9,262
  Exercise of employee stock options for
   cash                                                             56                      86
  Litigation settlement                                             54                     387
  Compensation expense in connection
   with issuance of a warrant to a
   director                                                                                 52
Foreign currency translation adjustment
Net loss
                                            ------     ------   -------    ------    ----------
Balances, March 31, 1995                     -          -       21,692        22       111,683
                                            ------     ------   -------    ------    ----------

                                                                  Notes
                                                                Receivable
                                               Deferred       from Sales of                     Cumulative
                                                Stock            Common         Accumulated     Translation     Stockholders'
                                             Compensation         Stock           Deficit       Adjustment         Equity
                                              ------------         -----           -------       ----------         ------
Balances March 31, 1993                         $    (187)       $      (17)     $  (48,569)           -          $ 33,779
Common Stock issued in connection with:
  Secondary public offering, net of
    issuance costs of $1,844                                                                                        17,526
  Exercise of employee stock options for
  cash                                                                                                               1,240
  Conversion of debentures                                                                                              34
  Exercise of warrants for cash                                                                                        564
Compensation expense in connection with
  issuance of stock options to directors              187                                                              187
Cash from notes receivable                                                4                                              4
Net loss                                                                            (33,579)                       (33,579)
                                                 ---------        ----------      ----------        --------      --------
Balances, March 31, 1994                             -                  (13)        (82,148)           -            19,755
Common Stock issued in connection with:
  Private Placement, net of issuance costs
   of $1,045                                                                                                         9,264
  Exercise of employee stock options for
   cash                                                                                                                 86
  Litigation settlement                                                                                                387
  Compensation expense in connection
   with issuance of a warrant to a
   director                                                                                                             52
Foreign currency translation adjustment                                                                $(32)           (32)
Net loss                                                                            (27,049)                       (27,049)
                                                 ---------        ----------      ----------        --------      --------
Balances, March 31, 1995                             -                  (13)       (109,197)            (32)         2,463
                                                 ---------        ----------      ----------        --------      --------



                                     (continued)
                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                               Convertible                           Additional
                                             Preferred Stock       Common Stock       Paid-In
                                            Shares     Amount    Shares    Amount     Capital
                                            ------     ------    ------    ------     -------
Balances, March 31, 1995 (forward)              -          -    21,692        22      111,683
Preferred Stock issues in connection
  with private placement of:
Series C Preferred Stock and warrants
  (see Note 6) for cash net of issuance         7                                       6,771
  costs of $229
Series D Preferred Stock for cash net of
  issuance costs of $251                        4                                       3,649
Common stock issued in connection with:
  Private placement, net of issuance costs
    of $30                                                         400         -          570
  Employee stock purchase plan                                      91         -          181
  Exercise of employee stock options for                                                   37
   cash                                                             24
  Conversion of 9% Convertible
  Debentures, net of issuance costs of
   $123                                                          3,090         3        4,864
  Litigation settlement                                             64                    108
  Conversion of Series C preferred stock      (7)                8,470         9           (9)
Foreign currency translation adjustment
Net loss
                                            ------     ------    ------    ------    --------

Balances, March 31, 1996                        4          -    33,831    $   34    $ 127,854
                                            ------     ------    ------    ------    --------
                                            ------     ------    ------    ------    --------

                                                                  Notes
                                                                Receivable
                                               Deferred       from Sales of                     Cumulative
                                                Stock            Common         Accumulated     Translation     Stockholders'
                                             Compensation         Stock           Deficit       Adjustment         Equity
                                              ------------         -----           -------       ----------         ------
Balances, March 31, 1995 (forward)                   -                  (13)       (109,197)            (32)            2,463
Preferred Stock issues in connection
  with private placement of:
Series C Preferred Stock and warrants
  (see Note 6) for cash net of issuance                                                                                 6,771
  costs of $229
Series D Preferred Stock for cash net of
  issuance costs of $251                                                                                                3,649
Common stock issued in connection with:
  Private placement, net of issuance costs
    of $30                                                                                                                570
  Employee stock purchase plan                                                                                            181
  Exercise of employee stock options for
    cash                                                                                                                   37
  Conversion of 9% Convertible
    Debentures, net of issuance costs of
    $123                                                                                                                4,867
  Litigation settlement                                                                                                   108
  Conversion of Series C preferred stock                                                                                 -
Foreign currency translation adjustment                                                                  29                29
Net loss                                                                            (17,048)                          (17,048)
                                                 ---------        ----------      ----------        --------       -----------

Balances, March 31, 1996                             -            $     (13)     $ (126,245)       $     (3)      $     1,627
                                                 ---------        ----------      ----------        --------       -----------
                                                 ---------        ----------      ----------        --------       -----------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                           Years Ended March 31,
                                                                                           ---------------------
                                                                                      1994         1995         1996
                                                                                      ----         ----         ----
Cash used-in operating activities:
   Net loss                                                                        $(33,579)    $(27,049)    $(17,048)
   Adjustment to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts                                                    503          123          144
     Provision for inventory obsolescence and write-down                                427          797          634
     Depreciation and amortization                                                    1,212        1,541        1,817
     Loss on disposal of property and equipment                                                                    72
     Compensation charge related to issuance of stock options and warrants              187           52            -
     Amortization of discount on long-term obligation                                                440          417
     Non-recurring charge                                                             5,000
     Changes in assets and liabilities:
       Accounts receivable                                                             (667)      (1,101)         (38)
       Inventories                                                                     (162)      (4,915)         697
       Prepaid expenses and other current assets                                       (527)        (439)         829
       Deposits and other assets                                                       (139)        (353)         228
       Note receivable from officer                                                     251         -            -
       Accounts payable                                                               1,886        1,398       (3,917)
       Accrued expenses                                                               3,455         (679)      (2,416)
       Customer advances                                                                 16        1,018            -
                                                                                    -------      -------      -------
         Net cash used in operating activities                                      (22,137)     (29,167)     (18,581)
                                                                                    -------      -------      -------
Cash from (used-in) investing activities:
   Acquisition of property and equipment                                             (2,517)      (2,595)        (594)
   Proceeds from sale of property and equipment                                        -            -             190
   Sales of short-term investments                                                    2,982         -            -
                                                                                    -------      -------      -------
         Net cash provided by (used in) investing activities                            465       (2,595)        (404)
                                                                                    -------      -------      -------
Net cash from financial activities:
   Proceeds from issuance of preferred stock, net                                                              10,420
   Proceeds from issuance of common stock, net                                       19,330        9,350          788
   Payments on capital lease obligations                                                            (137)        (266)
   Payments on notes payable                                                                         (13)        (325)
   Proceeds from issuance of 9% Convertible Debenture                                                           4,867
   Proceeds from payment on notes receivable from sale of common stock                    4
                                                                                    -------      -------      -------
         Net cash provided by financing activities                                   19,334        9,200       15,484
                                                                                    -------      -------      -------
Effect of exchange rate changes on cash and cash equivalents                           -             (32)          30
                                                                                    -------      -------      -------
Net decrease in cash and cash equivalents                                            (2,338)     (22,594)      (3,471)
Cash and cash equivalents at beginning of year                                       31,111       28,773        6,179
                                                                                    -------      -------      -------
Cash and cash equivalents at end of year                                           $ 28,773     $  6,179     $  2,708
                                                                                    -------      -------      -------

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for interest                                              $  6         $ 56       $  169
   Common stock issued in exchange for debentures plus accrued interest                $ 34
   Notes payable issued in exchange for prepaid insurance                              $368         $344       $  374
   Equipment purchased through capitalized leases                                                   $730       $   89
   Conversion of 9% Convertible Debenture to common stock                                                      $5,000
   Conversion of Series C Preferred Stock to common stock                                                      $7,000
   Common Stock issue in litigation settlement                                                                 $  108

                 The accompanying notes are an integral part of these consolidated financial statements.

                FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ________




 1.   BUSINESS OF THE COMPANY:

      First Pacific Networks, Inc. (the Company), a Delaware corporation, designs, develops, assembles and markets products for telephone, data and energy management communications over hybrid fiber/coaxial cable networks, both domestically and internationally.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

          BASIS OF PRESENTATION:

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. In addition, the Company is pursuing funding opportunities with strategic corporate partners. During fiscal 1996, the Company raised $15.9 million from private placements of 400,000 shares of Common Stock, 7,000 shares of Series C Preferred Stock, 3,900 shares of Series D Preferred Stock and 9% Convertible Debentures. In May 1996, the Company raised net proceeds of $5.0 million from the sale of Series E Preferred Stock (see Note 15). Management has implemented certain cost reductions and cost containment measures including reductions in its full-time employee base. However, the Company's management has developed a fiscal 1997 operations plan in which the Company has placed significant reliance on obtaining outside financing. These factors raise substantial doubt about the Company's ability to continue as a going concern.
          The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS AND CONCENTRATION RISK:

          Interest-bearing deposits with maturities of three months or less at the date of investment are considered cash equivalents. As of March 31, 1995, the Company had approximately $3,953,000 of its cash and cash equivalents on deposit with two U.S. banks and approximately $2,226,000 of its cash and cash equivalents on deposit with two individual U.S. brokers. At March 31, 1996, the Company had approximately $878,000 on deposit with one U.S. bank, and $1,830,000 with one U.S. broker.

                   FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

          INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include a provision for obsolescence, which is determined based on estimated manufacturing needs and forecasted sales by product type.

          The Company is currently dependent on sole or limited suppliers for certain components used in its products, particularly custom integrated circuits, third party proprietary IC's and custom designed assemblies and sub-assemblies, which may cause shortages that limit production capacity. There can be no assurance that such shortages will not adversely affect future operating results. The Company's current levels of inventory are in excess of its short term needs at March 31, 1996. The Company has established provisions for excess and obsolete inventory, has developed a plan to reduce inventory levels through product sales and currently believes no loss will be incurred in its disposition; however, it is reasonably possible that the plan will not be wholly successful and a material loss could ultimately result on the disposal of this inventory.

          PROPERTY AND EQUIPMENT:

          Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

          Disposals of property and equipment are recorded by removing the costs and accumulated depreciation from the accounts. Gains or losses are included in the results of operations.

          AMORTIZATION OF DISCOUNTS:

          Discounts on notes payable are amortized over the lives of the notes using the interest method.

          REVENUE RECOGNITION:

          The Company recognizes revenue from product licenses when the license agreement has been executed and, if applicable, when the software has been delivered and all significant obligations have been completed. Product revenues are generally recorded upon shipment. Development revenues are generally recognized using the percentage-of-completion method. The Company does not require collateral of its customers for amounts receivable.

          RESEARCH AND DEVELOPMENT EXPENDITURES:

          Research and development expenditures are charged to expense as incurred.

          FOREIGN CURRENCY ACCOUNTING:

          Substantially all of the Company's activities and expenses are denominated in the local currency, which is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of translating foreign currency financial statements into U.S. dollars are presented as a separate component of stockholders' equity. Gains and losses from foreign currency transactions have not been material.

          INCOME TAXES:

          The Company accounts for its income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          LOSS PER SHARE:

          Loss per share is based upon the weighted average number of shares of common stock outstanding.

          SUPPLEMENTARY LOSS PER SHARE:

          As required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," supplementary loss per share information is presented as if the Company's 9% Convertible Debentures, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock had been converted as of the fiscal 1996 date of issuance.

                                             Year Ended March 31, 1996

          Net Loss                                     $(17,048,000)
                                                       -------------
                                                       -------------
          Shares used in computing per share amount      28,550,000
                                                         ----------
                                                         ----------
          Supplemantary net loss per share                   $(0.60)
                                                             -------
                                                             -------


          RECENT ACCOUNTING PRONOUNCEMENTS:

          During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires the Companny to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement No. 121 will become effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

                     FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued):

          RECENT ACCOUNTING PRONOUNCEMENTS, (continued):

          During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS No. 123 during fiscal year 1997 utilizing the disclosure alternative.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, the fair value of the payable to related party is approximately $4,500,000 as compared to the balance sheet amount of $5,857,000 as of March 31, 1996.

          RECLASSIFICATION:

          Certain reclassifications have been made to prior year balances to conform to current classifications. These reclassifications did not change previously reported total assets, liabilities or stockholders' equity.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________

 3.   BALANCE SHEET DETAIL:


      Accounts receivable, net, comprise:

                                                             March 31,
                                                             ---------
                                                         1995         1996
                                                         ----         ----
        Accounts receivable                           $1,506,000   $ 852,000
        Due from related party (see Note 10)           1,499,000        -
        Other                                             -          150,000
        Less allowance for doubtful accounts            (264,000)   (408,000)
                                                      ----------- -----------
                                                       2,741,000     594,000
        Less deferred revenue                         (1,000,000)       -
                                                      ----------- -----------
                                                      $1,741,000   $ 594,000
                                                      ----------- -----------
                                                      ----------- -----------


    Inventories comprise:
                                                             March 31,
                                                             ---------
                                                         1995         1996
                                                         ----         ----
        Raw materials                                 $2,980,000  $2,571,000
        Work in progress                               1,192,000     117,000
        Finished goods                                   693,000     847,000
                                                      ----------- -----------
                                                      $4,865,000  $3,535,000
                                                      ----------- -----------
                                                      ----------- -----------



     Property and equipment, net, comprise:
                                                             March 31,
                                                             ---------
                                                         1995         1996
                                                         ----         ----
        Equipment                                     $7,953,000 $ 8,141,000
        Furniture and fixtures                         1,749,000   1,813,000
        Leasehold improvements                           488,000     497,000
                                                      ----------- -----------
                                                      10,190,000  10,451,000
        Less accumulated depreciation and
         amortization                                 (5,080,000) (6,737,000)
                                                      ----------- -----------
                                                      $5,110,000 $ 3,714,000
                                                      ----------- -----------
                                                      ----------- -----------


     Equipment, furniture and fixtures includes $730,000 and $803,000 at March 31,1995 and 1996, respectively ($663,000 and $578,000, at March 31,
     1995 and 1996, respectively, net of accumulated amortization) of capitalized leases.

     Accrued expenses comprise:

                                                             March 31,
                                                             ---------
                                                         1995         1996
                                                         ----         ----
     Accrued payroll and employee-related
      expenses                                        $1,146,000   $ 578,000
     Accrued contract costs                            1,554,000     381,000
     Notes and current portion of capitalized
      leases payable                                     396,000     455,000
     Accrued rent                                        282,000     222,000
     Accrued legal costs                                 810,000     769,000
     Other accrued expenses                              930,000     251,000
                                                      ----------- -----------
                                                      $5,118,000  $2,656,000
                                                      ----------- -----------
                                                      ----------- -----------

                   FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________

 4.  PAYABLE TO RELATED PARTY (SEE NOTE 10):

     Payable to related party comprise:
                                                             March 31,
                                                             ---------
                                                         1995        1996
                                                         ----        ----

     Noninterest-bearing obligation, due in
      March 1998 and 1999                             $7,000,000   $7,000,000
     Discount based on imputed interest rate of
      7.4%                                            (1,560,000)  (1,143,000)
                                                      -----------  -----------
                                                      $5,440,000   $5,857,000
                                                      -----------  -----------
                                                      -----------  -----------



     In May, 1995, the terms were amended whereby the obligation repayment was changed from $7,000,000 due in March, 1998 to $3,500,000 due in March 1998 and $3,500,000 due in March 1999. However, should the Company be obligated to pay certain specified royalties under an amended license agreement with Entergy such royalties will result first in the reduction of this payable should they arise prior to its due date.

 5.  LONG-TERM OBLIGATIONS:

       CAPITAL LEASE OBLIGATIONS:

       The Company has leased equipment under capital lease obligations maturing at various dates through fiscal 1999.

       The following is a schedule of future annual minimum lease payments due under the capital lease agreements as of March 31, 1996:


               Year Ended March 31,

               1997                                                   $340,000
               1998                                                    196,000
               1999                                                      6,000
                                                                      --------
               Total minimum lease payments                            542,000
               Less amount representing interest                       104,000
                                                                      --------

               Present value of minimum lease payments                 438,000
               Less current portion included in accrued expenses       254,000
                                                                      --------
               Noncurrent portion                                     $184,000
                                                                      --------
                                                                      --------


       9% CONVERTIBLE DEBENTURES:

       In July 1995 the Company completed a private placement of $5,000,000 in 9% Convertible Debentures due September 10, 1998 in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. These debentures were converted into 3,090,000 shares of the Company's Common Stock in September 1995. Accumulated interest on these debentures through the conversion date was not material.

                   FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________


 6.   STOCKHOLDERS' EQUITY:

       PREFERRED STOCK: (See Note 15)

         GENERAL:

         As of March 31, 1995 and 1996, the Company has authorized 6,060,000 shares of preferred stock with a $.001 par value. The following series of convertible preferred stock have been designated, issued and outstanding as of March 31, 1995 and 1996:


                            March 31, 1995             March 31, 1996
                            --------------             --------------

                                  Issued and                   Issued and
                     Designated   Outstanding     Designated   Outstanding
                     ----------   -----------     ----------   -----------

         Series  A    1,060,000       --           1,060,000        --
         Series  B      500,000       --             500,000        --
         Series  D        --          --               3,900      3,900
                      ---------   -----------     ----------   -----------
                      1,560,000       --           1,563,900      3,900
                      ---------   -----------     ----------   -----------
                      ---------   -----------     ----------   -----------



         In October 1995 the Company completed a private placement of 7,000 shares of Series C convertible preferred stock, par value $.001 per share having a purchase price of $7,000,000 ($6,771,000 net of issuance costs) in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. Subsequently in December 1995 through February 1996 all of the outstanding Series C preferred stock was converted into 8,470,000 shares of the Company's common stock. Upon conversion, the Series C preferred stock was returned to the authorized but undesignated pool of preferred stock.

         Related to the issuance of the Series C preferred stock, the Company issued fully exercisable warrants to the distributors of the private placement to purchase 700,000 shares of the Company's common stock at an exercise price of $3.50 which expire in August 1998.

         In March 1996, the Company completed a private placement of 3,900 shares of Series D convertible preferred stock, par value $.001 per share having a purchase price of $3,900,000 ($3,649,000 net of issuance costs) in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. The Series D preferred stock is convertible into the Company's common stock, at the option of the holder, at a conversion rate of 82% of the market value of the Company's common stock at the time of conversion. The Series D preferred stock is convertible at anytime after April 30, 1996 and is subject to mandatory conversion in April, 1998. Holders of series D preferred stock are entitled to receive dividends only when and if dividends are declared on the Company's common stock, and will be determined based on the number of shares of common stock the Series D preferred stock could be converted into at the time of declaration of dividends on the company's common stock. The holder's of the Series D preferred stock do not have voting rights.

         In the event of any liquidation, dissolution or wind-up of the Company, the holders of the Series D preferred stock are entitled to receive, prior and in preference to holder's of the Company's common stock, the amount of $1,000 per share for each share of Series D preferred stock held by them plus an amount equal to all declared and unpaid dividends on the Series D preferred stock, if any.

                       FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


          STOCK RIGHTS PLAN AND SERIES B  PREFERRED STOCK:

          On January 31, 1995, the Company's Board of Directors approved the adoption of a Preferred Stock Purchase Rights Agreement. Under the agreement, stockholder's of record on February 14, 1995 and thereafter will receive one (1) right to purchase one-thousandth (1/1000) of a share of the Company's Series B preferred stock.

          The rights, which will initially be inseparable from the common stock, become exercisable to purchase one one-thousandth of a share of the new preferred stock, at $35.00 per right, when someone acquires 15% or more of the Company's common stock or announces a tender offer which could result in such person owning
          15% or more of the common stock. Each one one-thousandth of a share of the Series B preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15% of the Company's common stock, the rights can be redeemed for $.001 each by action of the Board. Under certain circumstances, if someone acquires 15% or more of the common stock, the rights permit the holders, other than the acquirer, to purchase the Company's common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the rights permit purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void.

          The rights expire on January 30, 2005. The rights will not be taxable to stockholders and will be payable to stockholders of record on February 14, 1995. The previous summary is qualified by reference to the description of the Rights Agreement contained in a Registration Statement on Form 8-A dated February 2, 1995, as filed by the Company with the Securities and Exchange Commission.

       COMMON STOCK: (See Note 15)

          GENERAL:

          In November, 1994, the Company completed a private placement made in reliance on Regulation S promulgated under the Securities Act of 1933, as amended, in which it received net proceeds of $9,264,000 from the sale and issuance of 1,700,000 shares of its common stock.

          In May 1995, the Company completed a private placement in reliance on Regulation S promulgated under the Securities Act of 1933, as amended, in which it received net proceeds of $570,000 from the sale and issuance of 400,000 shares of its common stock.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


 6.    STOCKHOLDERS' EQUITY, continued:

          WARRANTS:

          The Company has reserved common stock as of March 31, 1996 for warrants which are exercisable as follows:


     Number of     Exercise Price     Aggregate
      Shares         per Share          Price             Exercise Period
     ---------     --------------     ---------           ---------------
       3,000           $1.53              5,000       Through July 1998
      58,000           $1.53             88,000       Through February 1997
     700,000           $3.50          2,450,000       Through August 1998
     200,000           $5.00          1,000,000       Through December 1996
      16,000           $6.10            100,000       Through May 1998
      19,000           $6.10            115,000       Through May 1999
       8,000           $9.25             75,000       Through December 1998
      75,000          $17.31          1,298,000       Through January 2003
   ---------                         ----------
   1,079,000                         $5,131,000
   ---------                         ----------
   ---------                         ----------



          In addition to the above warrants, the Company, in July 1992, issued warrants to purchase 490,000 shares of common stock to its former underwriter that expire in July 1997. The warrant agreement provides for, among other things, demand, as well as other registration rights, antidilution adjustments and exercise price reductions, should certain events occur. As a result of these provisions the number of shares of common stock that may be acquired pursuant to these warrants approximates 986,000 at an exercise price of approximately $.83 per share at March 31, 1996.

          STOCK OPTION PLANS:

          In September 1994, the Company's stockholders approved the adoption of the 1994 Stock Option Plan (the Plan). Under the Plan, 1,000,000 shares of the Company's common stock were reserved for possible issuance. The Plan expires in July 2004.

          The Company has reserved 3,426,000 shares for issuance under its 1990, 1991 and 1994 Stock Option Plans. Under the Plans, either incentive or nonqualified stock options may be granted to employees, officers, directors, consultants or independent contractors. Incentive stock options cannot be granted at prices lower than fair market value at the date of grant as determined by the Board of Directors or the Compensation Committee. Options granted under the Plans are exercisable at such times and under such conditions and terms as determined by the Board of Directors or the Compensation Committee at the date of each grant and generally expire seven years from the date of grant. Options generally become exercisable over various vesting periods ranging from immediate to ratably over 36 months. On May 10, 1994, the Board of Directors authorized employees the right to cancel certain outstanding stock options and receive new option grants with an exercise price of $8.00 per share (the fair market value as of the date of the Board's authorization). Options to purchase 1,501,000 shares of common stock were exercisable at March 31, 1996.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


 6.    STOCKHOLDERS' EQUITY, continued:

          STOCK OPTION PLANS:

          Activity under the Company's stock options are summarized as follows:

                                                                  1990, 1991 AND 1994 STOCK OPTION PLANS
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            Outstanding Options
                                                     ------------------------------------------------------------------
                                         Shares              Number of            Price Per             Aggregate
                                        Available             Shares                Share                 Price
                                        ---------             ------                -----                 -----
   Balances, March 31, 1993                584                 1,346             $1.53-$18.75            $ 9,138
     Additional shares reserved          1,000
     Granted                            (1,231)                1,231             $9.81-$20.38             17,361
     Exercised                                                  (424)            $1.53-$10.13             (1,240)
     Canceled                               33                   (33)            $1.53-$20.38               (391)
                                         -----                 -----                                     --------
   Balances, March 31, 1994                386                 2,120             $1.53-$20.28             24,868
     Additional shares reserved          1,000
     Granted                            (2,005)                2,005              $4.14-$9.25             14,852
     Exercised                                                   (56)             $1.53-$6.10                (86)
     Canceled                            1,675                (1,675)            $3.48-$20.38            (23,146)
                                         -----                 -----                                     --------
   Balances, March 31, 1995              1,056                 2,394             $1.53-$15.00             16,488
     Granted                            (1,664)                1,664               $.88-$4.00              3,864
     Exercised                                                   (24)                   $1.53                (37)
     Canceled                            1,021                (1,021)            $2.37-$15.00             (6,937)
                                         -----                 -----                                     --------
   Balances, March 31, 1996                413                 3,013              $.88-$15.00           $ 13,378
                                         -----                 -----                                     --------
                                         -----                 -----                                     --------

          In addition to the options shown in the table above, in December
          1992 the Company granted options to purchase 78,000 shares of common stock to nonemployee members of the Board of Directors outside of the 1990 and 1991 Plans. These options were granted at an exercise price of $4.50 per share, with an aggregate exercise price of $351,000. Vesting occurs ratably over a 12-month period commencing in October 1992.

          Options to purchase 21,000 of these shares were exercised in fiscal 1994, leaving 41,000 outstanding options at March 31, 1994 and 1995. There was no activity with respect to these options in fiscal year
          1995.   During fiscal year 1996 18,000 shares were cancelled leaving
          23,000 shares outstanding at March 31, 1996. Compensation expense of $187,000 was recorded in 1994 relating to this transaction.

          EMPLOYEE STOCK PURCHASE PLAN:

          In September 1994, the Company's stockholders approved the adoption of the 1994 Employee Stock Purchase Plan (ESPP). Under the ESPP, 250,000 shares of the Company's common stock have been reserved for possible issuance. Generally, each offering of common stock under the ESPP will be for a period of twenty-four months with each offering period consisting of four six-month purchase periods. Under the ESPP, eligible employees may authorize payroll deductions up to 5% of their compensation. The purchase price per share will generally be at the lower of 85% of the fair market value of the Company's common stock on the date of commencement of the offering period or on the last day of a purchase period. Should the employee not elect to purchase in the

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


 6.    STOCKHOLDERS' EQUITY, continued:

          EMPLOYEE STOCK PURCHASE PLAN, continued:

          purchase period, or elect other rights under the ESPP, the employee shall automatically be withdrawn from such offering and be eligible to re-enroll in the offering commencing on the first business day subsequent to such purchase period. During the fiscal year ended March 31, 1996 employees purchased 91,000 shares of the Company's common stock leaving 159,000 shares available for future purchase under the ESPP.

 7.    COMMITMENTS:

          OPERATING LEASES:

          Substantially all of the Company's office space is leased under a noncancelable operating lease expiring through 2001. The Company's primary office and operting facility lease provides for, among other things, step increases in monthly lease payments and Company responsibility for insurance, taxes and maintenance. The Company has two options to extend the term of the lease. Each option, if exercised, would extend the lease term for 60 months at the greater of the then existing rental rate or 95% of the fair market rental at the date of renewal.

          Future minimum lease payments under the Company's building leases are as follows:


               For the Year Ended March 31,
               ----------------------------

                          1997                            $847,000
                          1998                             839,000
                          1999                             839,000
                          2000                             839,000
                          2001                             705,000


          For the years ended March 31, 1994, 1995 and 1996, rent expense was approximately $566,000, $983,000, and $925,000, respectively.

          EMPLOYMENT AND CONSULTING AGREEMENTS:

          As of March 31, 1995, the Company had entered into employment agreements terminating at various periods through fiscal year 1999 with six of its officers. As a result of activity during fiscal 1996 the Company has at March 31, 1996, employment agreements with three officers that provide for base compensation. The terms of the employment agreements provide for base compensation aggregating approximately $344,000 through June 1997, plus expense reimbursements and severance arrangements. Two employment agreements provide for a bonus of up to 100% of base salary which may be awarded based upon the officer's achievement of specific business objectives. Employment agreements also include participation in management incentive plans and include change of control provisions.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


 7.    COMMITMENTS (CONTINUED):

          LETTERS OF CREDIT:

          Outstanding letters of credit aggregated $791,000 at March 31, 1995 and $235,000 at March 31, 1996. The letters of credit relate to collateral for leasehold improvements.

          As of March 31, 1995 and 1996, "deposits and other assets" includes $238,000 and $235,000, respectively, of restricted cash for letter of credit arrangements. As of March 31, 1995 "prepaids and other current assets" includes $553,000 in restricted cash for letter of credit arrangements.

          PURCHASE COMMITMENTS:

          At March 31, 1996, the Company has outstanding a non cancelable commitment to purchase approximately $2,400,000 of inventory from its contract manufacturer. The Company currently anticipates that it will acquire the inventory throughout fiscal 1997.

 8.    INCOME TAXES:

       The tax effects of the significant temporary differences which comprise deferred tax assets at March 31, 1995 and 1996 are as follows (IN THOUSANDS):


                                                         1995           1996
                                                         ----           ----
          Current deferred tax assets:
            Inventory valuation and reserves          $  1,600       $  1,500
            Reserves and other temporary differences     2,200            900
          Non-current deferred tax assets:
            Principally net operating losses            31,500         36,800
            Capitalized research and development costs   5,200         10,600
            Notes payable to related party               2,200          2,400
            Valuation allowance                        (42,700)       (52,200)
                                                       --------       --------
              Net deferred tax asset                       -              -
                                                       --------       --------
                                                       --------       --------


       Due to the uncertainty surrounding the realization of these future deductible amounts in future tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax assets.

       At March 31, 1996, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $98,000,000 for federal income tax purposes, expiring 2003 through 2011 if not utilized and not limited under ownership change provisions of the Tax Reform Act of 1986, and approximately $35,000,000 for state income tax purposes, expiring in 1996 through 2001 if not utilized.

       The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a corporation. As a result of equity transactions from 1992 through the present the Company has affected an ownership change for tax purposes that will limit its ability to fully utilize its operating loss carryfowards. The annual limitation of usage of such losses is currently estimated to be $4,000,000 to $5,000,000 per year.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________



 9.    SAVINGS AND RETIREMENT PLAN:

       Effective January 1993, the Company established an Employee Savings and Retirement Plan (the Retirement Plan) in accordance with Section 401(k) of the Internal Revenue Code. Under the Retirement Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. For the periods presented, no matching contributions have been made by the Company.

10.    AGREEMENTS WITH ENTERGY ENTERPRISES, INC., A STOCKHOLDER:

       In July 1991, the Company entered into a series of agreements with Entergy Enterprises, certain of which were amended in December 1991, March 1994 and May 1995.

       The agreements as amended through March 1994 included, among other things, the following: (i) a Product license Agreement granting Entergy Enterprises (a) an exclusive worldwide license (with the Company retaining joint marketing rights) to make, use and sell the Company's core technology in the CCLM/AFS product, (b) and exclusive worldwide license to sublicense to electric, gas or water utilities (other than affiliates of Entergy Enterprises), the right to use the CCLM/AFS product, and to sell, lease or otherwise provide the CCLM/AFS product to customers or end users within their respective service territories, and (c) together with affiliates of Entergy Enterprises, an exclusive license to use the CCLM/AFS product, and to lease, sell or otherwise provide the CCLM/AFS product for use by customers and end users within the Entergy Corporation electric system; (ii) a common Stock Purchase Agreement relating to the sale to Entergy Enterprises of an equity interest in the Company for $3,500,000; and (iii) an Investor Rights Agreement.

       The original Product License Agreement between the Company and Entergy provided for funding by Entergy of development costs not to exceed $1,000,000; favored pricing to Entergy based upon the lowest prices then offered other purchasers; and an initial term of 30 years. In addition, the Product License Agreement provided for royalties of 5% on hardware sales and revenue sharing at 50% on all other revenues to specified customer categories. The March 1994 amendment to the Product License Agreement (the "Amended License Agreement") also provided for, among other things the payment by Entergy Enterprises to the Company of up to an additional $1,000,000 in development costs relating to the CCLM/AFS product. The $1,000,000 additional development costs was recorded as deferred revenue at March 31, 1995.

       In consideration for the March 1994 Amended License Agreement, the Company agreed to pay Entergy Enterprises an aggregate of $9,000,000 (the "Company Obligation"), of which $2 million was paid upon execution of the Amended License Agreement and $7,000,000 is payable in the form of a non-interest bearing, unsecured contractual obligation that will be payable after March 1998. The Company incurred a charge to operating results of approximately $7,000,000 in its fourth fiscal quarter ended March 31, 1994, reflecting the current value of the Company Obligation.

       In May 1995, the Amended License Agreement was further amended to provide for, among other things: (i) royalties payable to Entergy being reduced to 2% of net receipts received by the Company from sales of specified products to defined customer groups with further reductions in the royalty when specified events occur; (ii) license fee revenue sharing decreased to 10% with only licenses with certain qualifying utilities applicable; (iii) royalties in (i) and (ii) above continuing for a 10 year period following the repayment of the $7,000,000 obligation; (iv) rescheduling the repayment of the $7,000,000 obligation such that $3,500,000 is due in March 1998 and $3,500,000 is due in March 1999; (v)
       royalty or license payments received by Entergy prior to repayment of the $7,000,000 obligation are to reduce the obligation amount; (vi) elimination of Entergy's obligation

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________



10.    AGREEMENTS WITH ENTERGY ENTERPRISES, INC., A STOCKHOLDER:

       to pay $1,000,000 of additional development funding and the Company's obligation to repay $988,000 in customer advances (included in current liabilities at March 31, 1995); and (vii) a reduction in Entergy's license rights under certain conditions (the "Second Amendment").

       The Second Amendment restructured the license rights granted to Entergy under the Amended License Agreement. From the date of the Second Amendment, Entergy is not allowed to take action to license or sublicense under its license grants unless and until the earlier of:
       (i) the Company or its assignees, successors, partners, licensees, etc., fail for a period of one year to actively market CCLM products; or
       (ii) the Company or any successor becomes subject to the jurisdiction of a U.S. Bankruptcy Court or avails itself of some judicial or quasijudicial proceedings which provides relief to debtors which is not dismissed within ninety (90) days thereafter ("Bankruptcy Events"). Entergy's license rights shall expire fourteen (14) months following the timely payment of the "Company Obligation". After said fourteen (14) month period, Entergy shall have an exclusive nontransferable perpetual license: (i) to sublicense to entities, other than its Affiliates within its service territory, whose principal business is the electric, gas or water utility business ("Qualifying Utilities"), the right to manufacture (or have manufactured) and use, and to sell, lease and otherwise provide to customers or end users, the CCLM/AFS for use exclusively within its service territories; and (ii) to lease or sell or otherwise provide to Qualifying Utilities the CCLM/AFS for use within its service territories. Ten percent (10%) of any license or sublicense shall be paid to the Company (without any Right to Use fees). Both parties agreed that each party has fully discharged all contractual, financial and performance obligations to the other; and each party releases any and all claims that either party may have against the other as of the date of the Second Amendment.

       The Common Stock Purchase Agreement provided for the purchase by Entergy Enterprises of 1,007,115 shares of Common Stock, representing 9.95% of the then outstanding equity in the Company, for the $3,500,000.

       The Investor Rights Agreement grants demand and piggy-back registration rights to Entergy Enterprises under certain conditions and provides for the Company to indemnify Entergy Enterprises and its affiliates under certain circumstances with respect to any registration statement including the Common Stock of Entergy Enterprises pursuant to such registration rights. The Company is also required to redeem a corresponding portion of Entergy Enterprises' shares in the event the Company redeems or otherwise acquires any shares of its Common Stock in order to maintain Entergy Enterprises' level of equity interest below the level (currently 10%) (the "Ownership Limit") which would cause the Company to become subject to regulation as a subsidiary of a registered holding company under the 1935 Act. Entergy Enterprises has agreed that neither it nor any of its affiliates will acquire beneficial ownership of any voting stock of the Company without the Company's prior written consent if the effect of such acquisition would increase its beneficial ownership of voting stock to more than the Ownership Limit. Pursuant to an ownership right that expired at the time of the Company's initial public offering in 1992 Entergy acquired an aggregate of 768,120 additional shares of the Company's Common Stock at an aggregate price of $6,128,282 during fiscal 1993. At March 31, 1996, Entergy Enterprises held 1,715,235 shares of the Company's Common Stock.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


10.    AGREEMENTS WITH ENTERGY ENTERPRISES, INC., A STOCKHOLDER, (continued):

       Because Entergy Corporation is a registered holding company under the 1935 Act, these and other transactions relating to the involvement of Entergy Enterprises with the Company in licensing the CCLM/AFS product were required to be approved under the 1935 Act by the Securities and Exchange Commission ("SEC"). Entergy Enterprises has advised the
       Company that it received authority under the 1935 Act to license the CCLM/AFS product to enable it to provide and sublicense energy management and other utility applications and to purchase the Company's securities.

       Unless otherwise authorized by the SEC, Entergy Enterprises will divest its equity interest in the Company upon the earlier of the deployment of PowerView in 20% of the electric service customer locations in the Entergy Corporation system or January 1, 2002.

       The Company has recorded $566,000, $626,000 and $1,132,000 for the years ended March 31, 1994, 1995 and 1996, respectively, for revenue under joint development, field trial and product sale arrangements with Entergy. Included in accounts receivable as of March 31, 1995 were $1,499,000 ($499,000, net of deferred revenue), due from Entergy. No amounts were outstanding at March 31, 1996. In addition, during fiscal 1995 Entergy advanced the Company $1,000,000 against future purchases with the balance of $988,000 included in customer advances at March 31, 1995. During the first quarter of fiscal 1996 the Company's $1,000,000 obligation was offset in satisfaction of the amounts due from Entergy related to additional development costs.

11.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

       In addition to sales to Entergy, the Company had sales to three significant customers representing 20%, 16% and 15%, respectively, of net revenues in 1995 and in fiscal 1996 the Company had sales to two significant customers representing 44% and 20%, respectively, of net revenues.

       Export sales were 36% and 7% of total revenues in fiscal year 1995 and 1996, respectively, and were not significant in fiscal year 1994.

12.    LITIGATION:

       On March 17, 1994, the Company entered into a Settlement Agreement and Release (the Settlement Agreement) relating to an action in the United States District Court for the Northern District of California (the District Court), entitled Arthur C. Bass v. First Pacific Networks, Inc., et al. with the estate of Mr. Bass (the Estate). The Bass lawsuit arose out of the Company's possession of stock certificates registered in the name of Mr. Bass in the aggregate amount of 425,307 shares, which Mr. Bass claimed were wrongfully withheld by the Company. Subsequent to the death of Mr. Bass, in December 1993 the District Court ordered the Company to transfer 367,930 of these shares to the Probate Court of Shelby County, Tennessee. The order to transfer the Bass shares was stayed upon the posting of an appeal bond in December 1993 in the amount of $3.7 million (the Appeal Bond), which bond was posted at the Company's request by one of its insurers, subject to a reservation of rights. The remaining 57,377 shares were held by the creditors of the estate of Mr. Bass.

       Pursuant to the terms of the Settlement Agreement, the Company was required to place 367,930 of the previously issued shares with an investment banking firm to sell the shares. To the extent the net proceeds from the sale of these shares were less than $15 per share ($5,518,950), the Company

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


12.    LITIGATION (continued):

       was obligated to pay the difference, up to a maximum of $1.8 million, to the Estate. The Company was advised that the shares were sold at a price of $8.25 per share and, accordingly, the Company remitted $1.8 million to the Estate in July 1994. The Company received insurance proceeds of $550 thousand in July against the settlement payment. Further, the Company was required to issue to the Estate (for those shares held by creditors to the Estate) previously unissued shares of the Company's common stock with an aggregate market value at the time of approximately $387 thousand (or approximately 53,700 shares). In July 1994, 53,730 shares were issued to the Estate in fulfillment of that provision of the settlement agreement.

       The Estate moved to compel the insurance carrier to pay approximately $686 thousand (plus interest and attorneys' fees) pursuant to the Appeal Bond. The court issued an order granting the Estate's motion. The insurance carrier and the Company have jointly filed an appeal from the court's order which appeal was denied in April 1996. The insurance carrier and the Company are currently evaluating their further remedies available with respect to the appeal. The Estate's motion for an award of attorneys' fees and costs claimed amount to $152,000 remains pending.

       In the opinion of management the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

       The Company had filed a lawsuit against one of its previous insurance carriers alleging, among other things, recovery of part of the settlement in the Bass litigation, defense costs incurred with respect to that litigation, and punitive damages. In December 1995, the company and the former carrier entered into a settlement arrangement pursuant to which the Company has recorded a net gain of $1.7 million (net of directly related settlement costs of $275 thousand). The Company received the cash proceeds from the settlement in January 1996.

       During the year ended March 31, 1996 the Company entered into settlement related to other litigation or claims outstanding in which it was either a plaintiff or defendant. As a result of these settlements, the Company has recognized a net gain of $38 thousand (net of $213 thousand of settlement charges).

13.    RELATED PARTY TRANSACTIONS:

       Issuance costs of the Company's secondary public offering included underwriting discounts of $1,356,000. A portion of each of these costs was paid to an underwriting firm whose Chairman and Chief Executive Officer was a stockholder of the Company and at the time of the offerings was also a director of the Company. In July 1992, the underwriting firm also received warrants to purchase 490,000 shares of common stock, initially exercisable at $14.85 per share, in exchange for the cancellation of 137,000 warrants at an exercise price of $6.10 per share, issued in connection with the Company's private placement of Series A preferred shares in January through April of 1992. The warrants contain antidilution provisions that can increase the shares subject to exercise and reduce the exercise price (See Note 6 of Notes to Consolidated Financial Statements). The underwriting firm has transferred 297,627 of its warrants to their Chairman, a former director of the Company.

       The Company had entered into a consulting agreement with a member of its Board of Directors, which was terminated during fiscal 1994. The Company incurred consulting expenses relating to this agreement of $122,000, in fiscal 1994.

                      FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ________


13.    RELATED PARTY TRANSACTIONS:

       In February 1996, the Company entered into a one year consulting agreement with the Company's Chairman of the Board, who was a former officer of the Company. During fiscal 1996 the Company incurred consulting expenses under the agreement of $41,000.

       In May 1994, the Board of Directors authorized extension of warrants to a board member for 16,393 shares of common stock originally expiring in May 1994 for an additional four-year period at an exercise price of $6.10 per share.

       See Note 10 for discussion of related party transactions with Entergy Enterprises, Inc.

14.    QUARTERLY INFORMATION (UNAUDITED):

                                              1994 Fiscal Quarter Ended
                                              -------------------------
                              June 30       September 30      December 31         March 31
                              -------       ------------      -----------         --------
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                      $      193       $      426       $      430       $     640
Costs and expenses                 6,551            7,000            7,176          15,530(1)
Loss from operations              (6,358)          (6,574)          (6,746)        (14,890)
Net loss                          (6,125)          (6,384)          (6,493)        (14,577)
Net loss per share            $    (0.34)      $    (0.35)      $    (0.33)      $   (0.74)
                                              1995 Fiscal Quarter Ended
                                              -------------------------
                              June 30       September 30      December 31         March 31
                              -------       ------------      -----------         --------
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                      $      756       $      515       $      573       $     836
Costs and expenses                 7,524            7,284            7,804           7,379
Loss from operations              (6,768)          (6,769)          (7,231)         (6,543)
Net loss                          (6,632)          (6,712)          (7,172)         (6,533)
Net loss per share            $    (0.33       $    (0.34)      $    (0.34)      $   (0.30)
                                              1996 Fiscal Quarter Ended
                                              -------------------------
                              June 30       September 30      December 31         March 31
                              -------       ------------      -----------         --------
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                      $    1,908       $    2,313       $      278       $     500
Costs and expenses                 6,006            7,133            4,895           5,369
Loss from operations              (4,098)          (4,820)          (4,617)         (4,869)
Net loss                          (4,193)          (4,984)          (2,908)(2)      (4,963)
Net loss per share            $    (0.19)      $    (0.21)      $    (0.11)      $   (0.16)

     (1) The fiscal quarter ended March 31, 1994 includes a $7,000,000 nonrecurring charge related to a license agreement (see Note 10). In addition the quarter includes a $1,100,000 charge for an estimated loss on a contractual obligation to provide products and services, pursuant to a contract entered into in March 1994.

     (2) The fiscal quarter ended December 31, 1995 includes a net gain of $1,763,000 from litigation settlements.

15.    SUBSEQUENT EVENT:


       On May 31, 1996 the Company completed a private placement of 5,000 shares of Series E Preferred Stock (Series E Stock), par value  $.001 per share having a purchase price of $5,000,000, in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. The Series E Stock is convertible into the Company's common stock, at a conversion rate of the lower of $3.25 or 80% of the market value of the Company's common stock at the time of conversion. The Series E Stock is convertible at the option of the holder at any time after 60 days past its issuance date and is subject to mandatory conversion in May 1998.
       The Company has the right to redeem outstanding shares of Series E preferred stock under certain circumstances. Holders of Series E Stock are entitled to receive dividends only when and if dividends are declared on the Company's common stock, and will be determined based on the number of shares of common stock the Series E Stock could be converted into at the time of the declaration of dividends on the Company's common stock. The holders of the Series E Stock do not have voting rights.

       In the event of any liquidation, dissolution or wind-up of the Company, the holder's of the Series E Stock are entitled to receive, prior and in preference to holder's of the Company's common stock, the amount of $1,000 per share for each share of Series E Stock held by them plus an amount equal to all declared and unpaid dividends on the Series E Stock, if any.

       In April and May 1996 all 3,900 shares of the Company's Series D Preferred Stock were converted into 1,895,000 shares of the Company's common stock.

       On June 20, 1996, the Company's Board of Directors adopted a resolution, which is subject to stockholder approval, to increase the authorized shares of the Company's Common Stock to 90,000,000 shares.

                        REPORT ON INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




To the Stockholders
First Pacific Networks, Inc. and Subsidiaries
San Jose, California

Our report on the financial statements of First Pacific Networks, Inc. and Subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.


                                             COOPERS & LYBRAND L.L.P.


San Jose, California
May 17, 1996, except Note 15, as to which the date is June 20, 1996

                  FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




- - ------------------------------------------------------------------------------------------------------------------------------------
                      COL. A                   COL. B                                                COL. D             COL. E
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                    Description              Balance at                                                                 Balance
                                             Beginning of   Charged to costs    Charged to          Deductions -        at End
                                               Period       and Expenses        Other Accounts      Describe            of Period
- - ------------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1996
Reserves and allowances deducted from
  asset accounts:
Allowance for uncollectible accounts             $264,000           $144,000                                               $408,000
Reserve for excess and obsolete inventory      $3,659,000           $634,000                                             $4,293,000

Year ended March 31, 1995
Reserves and allowances deducted from
  asset accounts:
Allowance for uncollectible accounts             $141,000           $123,000                                               $264,000
Reserve for excess and obsolete inventory      $2,562,000           $797,000      $300,000   (2)                         $3,659,000

Year ended March 31, 1994
Reserves and allowances deducted from
  asset accounts:
Allowance for uncollectible accounts             $128,000           $503,000                         $490,000   (1)        $141,000
Reserve for excess and obsolete inventory      $2,135,000           $427,000                                             $2,562,000

(1) Consists of $190,000 of uncollectible accounts written off, net of recoveries and $300,000 reclassified to deferred revenue

(2) Reclassified from accrued expenses

                                    PART III


     The information called for by Items 10, 11, 12 and 13 of Part III has been omitted and will be included in the Registrant's proxy statement which will be filed not later than 120 days after the close of its fiscal year.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1. and 2. Financial Statements and Financial Statement Schedules.

                         An Index to Financial Statements and Financial Statement Schedules appears on page 30.

                         Financial Statement Schedules appear on page 55.

                         All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               3.   Exhibits.

                    3.1       Restated Certificate of Incorporation (1)
                    3.2       Certificate of Retirement and Prohibition of
                              Reissuance of Shares (5)
                    3.3       Certificate of Designation For Series B Preferred
                              Stock (15)
                    3.4       Fourth Amended and Restated By-Laws of the Company
                              (8)
                    3.5       Corrected Certificate of Designation for Series C
                              Preferred Stock (16)
                    3.6       Certificate of Designation For Series D Preferred
                              Stock (17)
                    3.7       Certificate of Designation For Series E Preferred
                              Stock (9)
                    4.1       Form of Rights Agreement between the Company and
                              Continental Stock Transfer & Trust Company, as
                              Rights Agent (including as Exhibit A the form of
                              Certificate of Designation, Preferences and Rights
                              of the Terms of the Series B Preferred Stock, as
                              Exhibit B the form of Right Certificate, and as
                              Exhibit C the Summary of Terms of Rights
                              Agreement)(10)
                    4.3       Form of 9% Convertible Debenture issued July 13,
                              1995 (14)
                    4.4       Form of Series C Preferred Stock Offshore
                              Securities Subcription Agreement (16)
                    4.5       Form of Series D Offshore Securities Subscription
                              Agreement (17)
                    4.6       Form of Series E Offshore Securities Subscription
                              Agreement (9)
                    10.1      Product License Agreement dated as of July 31,
                              1991 between the Company and Electec, Inc.(1)
                    10.4      Investor Rights Agreement dated July 31, 1991
                              among the Company, Electec, Inc. and certain
                              shareholders(1)
                    10.4(a)   Revised Form of Amendment No. 1 to Investor Rights
                              Agreement(1)
                    10.5      Common Stock Purchase Agreement dated as of July
                              31, 1991 between the Company and Electec, Inc.(1)
                    10.7      1991 Stock Option Plan with Form of Stock Option
                              Grant(1)
                    10.7(a)   1991 Stock Option Plan, as amended(4)
                    10.8      1990 Stock Option Plan with Form of Stock Option
                              Grant(1)
                    10.10     Employment Agreement dated as of July 31, 1991
                              between the Company and Donald G. Marquart(1)
                    10.11     Employment Agreement dated as of July 31, 1991
                              between the Company and Robert P. McNamara,
                              Ph.D.(1)
                    10.12     Form of Employee Proprietary Information and
                              Invention Assignment Agreement(1)
                    10.13     Form of Indemnification Agreement(1)
                    10.14     Registration Rights Agreement dated as of February
                              23, 1989 among the Company and certain
                              shareholders(1)
                    10.16(a)  Common Stock Warrant dated May 31, 1991 issued by the Company to Samuel R. Dunlap, Jr. (1)

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                    EXHIBIT NO.                   DESCRIPTION
                    -----------                   -----------

                    10.17 Letter Agreement dated April 13, 1992 among the Company, Holland Pacific B.V., New Special Assets Limited and First Pacific Company Limited(1)
                    10.18 Irrevocable Proxy to James K. Gibby/Robert P. McNamara from Holland Pacific B.V. and New Special Assets Limited(1)
                    10.18(a)  Amendment to Exhibit 10.18(2)
                    10.19 License Agreement dated October 15, 1989 between the Company and Wavelengths Lasers, Inc. and Amendment No. 1 thereto(1)
                    10.22 Debenture Agreement dated September 1, 1989 between the Company and Kimoto-Seika, Inc. and
                              Waiver thereto dated March 25, 1992(1)
                    10.25     Common Stock Purchase Warrant dated April 6, 1992
                              issued by the Company to Dan Purjes(1)
                    10.26 Form of Common Stock Purchase Warrant dated January 10, 1992 issued by the Company to Josephthal Lyon & Ross Incorporated(1)
                    10.31 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated(2)
                    10.38 Common Stock Purchase Warrant issued by the Company to Rajiv Jaluria dated May 24, 1993(2)
                    10.40 Consulting Agreement effective February 1, 1996 between the Company and Craig J. Brunet(9)
                    10.41 Employment Agreement dated May 6, 1996 between the Company and James D. Bletas(9)
                    10.42 Lease dated December 12, 1993 between the Company and Sobrato Interests II(5)
                    10.43 Settlement Agreement and Release dated as of March 17, 1994 by and among the Company, the Estate of Arthur C. Bass (the "Estate"), Paula C. Bass and Gary Singer as co-executor of the Estate(6)
                    10.44 Amendment to Product License Agreement dated March 31, 1994 between the Company and Entergy Enterprises, Inc.(6)
                    10.47 Employment Agreement dated as of February 18, 1996 between the Company and Kenneth W. Schneider(9)
                    10.48 Employment Agreement effective June 26, 1995 between the Company and M. Peter Thomas(13)
                    10.49 Second Amendment to Product License Agreement dated May 24, 1995 between the Company and Entergy Enterprises, Inc.(13)
                    10.50 1994 Stock Option Plan with Form of Stock Option Grant(11)
                    10.51 1994 Employee Stock Purchase Plan with Form of Stock Purchase(12)
                    10.52 Form of Confidential Reciprocal Non-Disclosure Agreement(13)
                    11.1      Statement re:  computation of per share loss(9)
                    21.1      List of Subsidiaries (9)
                    23.1      Consent of Independent Accountants(9)

________________________

     (1) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-1 filed on May 20, 1992 (File No. 33-47821).
     (2) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (3) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K filed September 21, 1993.
 (4) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-3 filed on July 27, 1993 (File No. 33-47821).
 (5) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
 (6) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on April 28, 1994.
 (7) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
 (8) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K/A filed on May 12, 1995.
 (9)      Filed herewith.
(10) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(11) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 14, 1994.
(12) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 15, 1994.
(13) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(14) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the three months ended June 30, 1995.
(15) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(16) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1995.
(17) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on 8-K filed on March 23, 1996.

          (b)  Reports on Form 8-K.

               On March 23, 1996, the Company filed a Current Report on Form 8-K dated March 8, 1996, reporting under Item 5 a private placement of 3,900 shares of Series D Preferred Stock having a purchase price of $3,900,000 in reliance on Regulation S under the Securities Act of 1933, as amended.

          (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

          (d)  Financial Statement Schedules - The response to this portion of
               Item 14 is submitted as a separate section and included on page 55 of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST PACIFIC NETWORKS, INC.


Dated:    June 28, 1996                 By:  /s/ M. Peter Thomas
          ---------------                    -----------------------------
                                             M. Peter Thomas
                                             President and
                                             Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



/s/  Craig J. Brunet               Chairman                        June 28, 1996
- - ----------------------------
Craig J. Brunet




/s/  M. Peter Thomas               President, Chief Executive      June 28, 1996
- - ----------------------------       Officer and Director
M. Peter Thomas                    (Principal Executive Officer)



/s/  Kenneth W. Schneider          Executive Vice                  June 28, 1996
- - ----------------------------       President and Chief
Kenneth W. Schneider               Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


/s/  Robert P. McNamara            Executive                       June 28, 1996
- - ----------------------------       Vice President,
Robert P. McNamara                 Chief Technical Officer
                                   and Director


/s/  Bill B. May                   Director                        June 28, 1996
- - ----------------------------
Bill B. May



/s/  Paul C. O'Brien               Director                        June 28, 1996
- - ----------------------------
Paul C. O'Brien


/s/ Samuel R. Dunlap Jr.           Director                        June 28, 1996
- - ----------------------------
Samuel R. Dunlap