Form 10-Q
period 1996-06-30
FIRST PACIFIC NETWORKS INC
filed 1996-08-14
CIK 864739

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                              ----------------------------------------------
                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
       For the transition period from     to

Commission File Number  0-20238
                      ------------------------------------------------------


                             First Pacific Networks, Inc.
- ----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                   77-0174188
- ----------------------------------------------------------------------------
(State or other jurisdiction of                  I.R.S. Employer
  incorporation or organization)           Identification Number


871 Fox Lane, San Jose, CA                                      95131
- ----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  (408)  943-7600
- ----------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period   that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X                         No
                  -----------                       -----------

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

              Class                        Outstanding as of:  August 13, 1996
  ----------------------------             -----------------------------------

    Common Stock, $.001 par value                37,645,644
                                              ----------------

This report on Form 10-Q, including all exhibits, contains 18 pages.  The exhibit index is located on page [15] of this report.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS

                                      FORM 10-Q



                                                                  PAGE NUMBER
                                                                  -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1996 and June 30, 1996                             1

         Condensed Consolidated Statements of Operations -
           Three months ended June 30, 1995 and 1996                    2

         Condensed Consolidated Statements of Cash Flows -
           Three months ended June 30, 1995 and 1996                    3

         Notes to Condensed Consolidated Financial Statements          4-8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-12


PART II. OTHER INFORMATION

         Item   1.   Legal Proceedings                                  13
         Item   5.   Other Information                                  13
         Item   6.   Exhibits and Reports on Form 8-K                   13


SIGNATURES                                                              14

EXHIBIT INDEX                                                           15-17

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

              ASSETS                               MARCH 31,     JUNE 30,
                                                      1996         1996
                                                      ----         ----

Current assets:
    Cash and cash equivalents                      $   2,708    $   3,324
    Accounts receivable, net                             594          231
    Inventories                                        3,535        3,551
    Prepaid expenses and other current assets            739          547
                                                   ---------    ---------
         Total current assets                          7,576        7,653

Property and equipment, net                            3,714        3,498
Deposits and other assets                                334          363
                                                   ---------    ---------

         Total assets                              $  11,624    $  11,514
                                                   ---------    ---------
                                                   ---------    ---------

              LIABILITIES

Current liabilities:
    Accounts payable                               $   1,300    $   1,285
    Accrued expenses                                   2,656        2,726
                                                   ---------    ---------
         Total current liabilities                     3,956        4,011

    Capitalized leases, less current portion             184          118
    Payable to related party                           5,857        5,966
                                                   ---------    ---------
         Total liabilities                             9,997       10,095
                                                   ---------    ---------

Commitments and contingencies (Notes 4 and 7)

              STOCKHOLDERS' EQUITY (See Note 8)

Preferred stock, $.001 par value
    Authorized:  6,060 shares
    Issued and outstanding:  4 at March 31, 1996
         and 5 shares at June 30, 1996                     -            -
    (Aggregate Liquidation Preference $5,000)
Common stock, $.001 par value
    Authorized:  55,000 shares
    Issued and outstanding: 33,831 shares at
         March 31, 1996 and 35,771 shares at
         June 30, 1996                                    34           36

Additional paid-in capital                           127,854      132,806
Notes receivable from sale of common stock               (13)         (13)
Accumulated deficit                                 (126,245)    (131,408)
Currency translation adjustment                           (3)          (2)
                                                   ---------    ---------
    Total stockholders' equity                         1,627        1,419
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  11,624    $  11,514
                                                   ---------    ---------
                                                   ---------    ---------

      The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                      1995           1996
                                                      ----           ----

Revenues:
    Products                                        $    691     $    165
    Product development and field trial                1,217           96
                                                    --------     --------

       Total revenues                                  1,908          261
                                                    --------     --------


Costs and expenses:
    Products                                             397          541
    Product development and field trial                  201           90
    Research and development                           2,485        1,964
    Sales and marketing                                2,104        1,864
    General and administrative                           819          868
                                                    --------     --------

       Total costs and expenses                        6,006        5,327
                                                    --------     --------

Loss from operations                                  (4,098)      (5,066)


Interest expense, net                                    (95)         (97)
                                                    --------     --------

Net loss                                            $ (4,193)    $ (5,163)
                                                    --------     --------
                                                    --------     --------

Shares used in computing per share amount             21,848       34,741
                                                    --------     --------
                                                    --------     --------

Net loss per share                                  $  (0.19)    $  (0.15)
                                                    --------     --------
                                                    --------     --------

The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                            1995          1996
                                                            ----          ----

Cash used in operating activities:
   Net loss                                               $(4,193)     $(5,163)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                          496          361
       Interest accrued but not paid                          120          109
       Changes in assets and liabilities;
           Accounts receivable                                716          363
           Inventories                                     (1,441)          10
           Prepaid expenses and other current assets          228           68
           Deposits and other assets                           47          (29)
           Accounts payable                                (1,056)         (15)
           Accrued expenses                                  (593)         195
           Customer advances and deferred revenue             482           -
                                                          -------      -------
              Net cash used in operating activities        (5,194)      (4,101)
                                                          -------      -------

Cash used in investing activities:
   Acquisition of property and equipment                     (135)        (148)
                                                          -------      -------
              Net cash used in investing activities          (135)        (148)
                                                          -------      -------

Net cash from financing activities:
   Proceeds from issuance of preferred stock, net               -        4,889
   Proceeds from issuance of common stock, net                715           64
   Payments on capitalized leases                             (37)         (89)
                                                          -------      -------
              Net cash provided by financing activities      678         4,864
                                                          -------      -------

                                                           (4,651)         615
Currency translation adjustment                               19             1
                                                          -------      -------
Net increase (decrease) in cash                            (4,632)         616
Cash and cash equivalents at beginning of the period        6,179        2,708
                                                          -------      -------

Cash and cash equivalents at end of the period            $ 1,547      $ 3,324
                                                          -------      -------
                                                          -------      -------

Supplemental disclosures:
   Cash paid during the period for interest               $    21      $    21

   Equipment purchased through leases                     $    67      $    24

   Conversion of Series D Preferred Stock to Common Stock              $ 3,900

   The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In the opinion of the Company's management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1996, and the condensed consolidated results of operations for the three month period ended June 30, 1995 and 1996, and cash flows for the three month period ended June 30, 1995 and 1996. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results for the full year.


   The March 31, 1996 consolidated balance sheet data was derived from audited financial statements. The balance sheet data does not include all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements and notes thereto.

   The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

   BASIS OF PRESENTATION:

   The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. In addition, the Company is pursuing funding opportunities with strategic corporate partners. During fiscal 1996, the Company raised $15.9 million from private placements of 400,000 shares of Common Stock, 7,000 shares of Series C Preferred Stock, 3,900 shares of Series D Preferred Stock and 9% Convertible Debentures. In May 1996, the Company raised net proceeds of $4.9 million from the sale of Series E Preferred Stock (see Note 8). Management has implemented certain cost reductions and cost containment measures including reductions in its full-time employee base. However, the Company's management has developed a fiscal 1997 operations plan in which the Company has placed significant reliance on obtaining outside financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   COMPUTATION OF NET LOSS PER SHARE:

   Net loss per share is based upon the weighted average number of shares of common stock outstanding during the period.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


2.  BALANCE SHEET DETAIL: (UNAUDITED)

    Accounts receivable, net, comprise:
                                           MARCH 31, 1996     JUNE 30, 1996
                                           --------------     -------------

      Accounts receivable                    $    852,000      $    789,000
      Other                                       150,000              -
      Less allowance for doubtful accounts       (408,000)         (558,000)
                                             ------------      ------------
      Accounts receivable, net               $    594,000      $    231,000
                                             ------------      ------------
                                             ------------      ------------
   Inventories comprise:

      Raw materials                          $  2,571,000      $  2,642,000
      Work in process                             117,000           164,000
      Finished goods                              847,000           745,000
                                             ------------      ------------
                                             $  3,535,000      $  3,551,000
                                             ------------      ------------
                                             ------------      ------------

   Property and equipment, net, comprise:

      Equipment                              $  8,141,000      $  8,275,000
      Furniture and fixtures                    1,813,000         1,823,000
      Leasehold improvements                      497,000           499,000
                                             ------------      ------------
                                               10,451,000        10,597,000
      Less accumulated depreciation and
       amortization                            (6,737,000)       (7,099,000)
                                             ------------      ------------

                                             $  3,714,000      $  3,498,000
                                             ------------      ------------
                                             ------------      ------------

   Accrued expenses comprise:

      Accrued payroll and employee related
      expenses                               $    578,000      $    777,000
      Accrued contract costs                      381,000           381,000
      Notes and current portion of
        capitalized leases payable                455,000           331,000
      Accrued rent                                222,000           209,000
      Accrued legal costs                         769,000           785,000
      Other accrued expenses                      251,000           243,000
                                             ------------      ------------
                                             $  2,656,000      $  2,726,000
                                             ------------      ------------
                                             ------------      ------------

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



3. PAYABLE TO RELATED PARTY:


Payable to related party comprise:
                                                March 31,          June 30,
                                                  1996               1996
                                               ----------        ----------

   Noninterest-bearing obligation, due
   in March 1998 and 1999                      $7,000,000        $7,000,000

   Discount based on imputed interest
   rate of 7.4%                                (1,143,000)       (1,034,000)
                                               ----------        ----------


                                               $5,857,000        $5,966,000
                                               ----------        ----------
                                               ----------        ----------

   Represents obligation arising from an amendment to a product license agreement with Entergy Enterprises, Inc. ("Entergy") a stockholder of the Company.

4. LITIGATION:

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

   The Estate moved to compel the insurance carrier to pay approximately $686 thousand (plus interest and attorneys' fees) pursuant to the Appeal Bond. The court issued an order granting the Estate's motion. The insurance carrier and the Company jointly filed an appeal from the court's order which appeal was denied in April 1996 and became final in July 1996. The Estate's motion for an award of attorneys' fees and costs claimed amount to approximately
$152,000 remains pending.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


4. LITIGATION: (CONTINUED)

   In the opinion of management the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.

5. RELATED PARTY TRANSACTIONS:

   In May 1995, the Company and Entergy Enterprises, Inc. (a subsidiary of Entergy Corporation and a 4.8% stockholder of the Company) agreed to further amend a Product License Agreement which had been entered into in July 1991 and subsequently amended in December 1991 and March 1994. The Amendment provided for, among other things, elimination of Entergy's obligation to pay $1,000,000 of additional development funding and the Company's obligation to repay $988,000 in customer advances. In connection with the Amendment the Company recognized approximately $988,000 of development revenue (included in deferred revenue at March 31, 1995) in the three months ended June 30, 1995.

   For the three months ended June 30, 1995 $1,033,000, of the Company's revenue, representing 54%, of total revenue, was earned under field trial and development arrangements. There was no revenue from activities with Entergy in the three months ended June 30, 1996.

   In February 1996, the Company entered into a one year consulting agreement with the Company's Chairman of the Board, who was a former officer of the Company. During the three months ended June 30, 1996 the Company incurred consulting expenses under the agreement of $61,000.

6. SIGNIFICANT CUSTOMERS:

   Three customers represented 54%, 17% and 17%, respectively, of total revenue for the three months ended June 30, 1995 and two customers represented 53% and 30%, respectively, of total revenue for the three months ended June 30, 1996.

7. COMMITMENTS:

   LETTERS OF CREDIT

   Outstanding letters of credit aggregated $235,000 at June 30, 1996. The letter of credit relates to collateral for leasehold improvements.

   As of June 30, 1996, "deposits and other assets" includes $235,000 of restricted cash for letter of credit arrangements.

   PURCHASE COMMITMENTS

   At June 30, 1996, the Company has outstanding a non cancelable commitment to purchase approximately $2,400,000 of inventory from its contract manufacturer. The Company currently anticipates that it will acquire the inventory throughout fiscal 1997.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


8. STOCKHOLDERS EQUITY:

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

   In the event of any liquidation, dissolution or wind-up of the Company, the holder's of the Series E Stock are entitled to receive, prior and in preference to holder's of the Company's common stock, the amount of $1,000 per share for each share of Series E Stock held by them plus an amount equal to all declared and unpaid dividends on the Series E Stock, if any. At June 30, 1996 5,000 shares of the Series E Preferred Stock remain outstanding.

   In April and May 1996 all 3,900 shares of the Company's Series D Preferred Stock were converted into 1,895,000 shares of the Company's common stock.

   On June 20, 1996, the Company's Board of Directors adopted a resolution, which is subject to stockholder approval, to increase the authorized shares of the Company's Common Stock to 90,000,000 shares.

   SUBSEQUENT EVENT

   On August 13, 1996, 1,500 shares of Series E Preferred Stock were converted into 1,875,000 of the Company's Common Stock.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

    The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the Company's Annual Report for the fiscal year ended March 31, 1996.

BACKGROUND

    The Company's historical revenues have been derived principally from the following sources: license fees from one licensee, development and field trial revenue and product sales. There was no license fee revenue in the three month periods ended June 30, 1995 and 1996. Development and field trial revenue represented 64%, and 36%, and product sales represented 37% and 63%, of total revenues during the three month period ended June 30, 1995 and 1996, respectively. To date, the Company has not gained rapid market penetration of its technology and there can be no assurance that it will be able to do so.

    The Company is often required to enter into arrangements with potential customers to conduct field and/or pilot tests of its products and, in order to achieve market penetration and visibility and allow customer evaluation of the Company's products, may ship products under terms which result in no profit being realized or a loss to the Company. In addition, the Company may experience significant fluctuations in periodic results in the event license fees and development fees are derived by the Company. The Company is unable to predict whether or when any licenses will be entered into or license fees generated, partially because of the lengthy period of time involved in negotiating and obtaining a licensing arrangement. Additionally, variability in periodic operating results may arise from budgeting and purchasing patterns of customers, the timing of field trials and development arrangements as well as general economic trends.

    The Company has experienced significant operating losses to date and expects to incur continuing operating losses for the foreseeable future. This factor has resulted in significant depletion of the Company's cash resources which has required and will require the Company to obtain additional financing in order to continue in existence. During fiscal 1996 and through the first quarter of fiscal 1997 outstanding shares of the Company's Common Stock has risen to 36 million as a result of funding through equity transactions. The Company is seeking approval from its stockholders to increase its level of authorized shares for potential future issuance of Common Stock through financing transactions at its Annual Meeting in September of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Operations during the three month period ended June 30, 1996 utilized cash of $4.1 million as compared to $5.2 million for the three month period ended June 30, 1995. Cash used in operations was primarily attributable to cash utilized to fund the operating loss partially offset by a reduction in accounts receivable. The decrease in cash utilized to fund operations in the first quarter of fiscal 1997 as compared to the same quarter in fiscal 1996 is due principally to reduced inventory acquisitions and reductions to accounts payable and accrued expenses that took place in fiscal 1996. The fiscal 1997 operating loss reflects continued investments in product and market development activities while not attaining sufficient revenue levels or margins to compensate for the expenditures. Accounts receivable decreased due primarily to reduced revenue in the comparable quarterly periods, a result of decreased development and field trial revenue activity. Inventory levels at June 30, 1996 are primarily attributed to purchases for anticipated sales for field trials and early deployments of the Company's FPN1000-TM- system which have not yet materialized. In addition, the Company has noncancelable commitments to purchase approximately $2.4 million of inventory related to its subscriber units. The inventory is currently scheduled to be received throughout fiscal 1997. These inventory levels are currently in excess of anticipated short-term needs and therefore if not utilized could become subject to obsolescence or decline in the market value causing inventory write-offs against operating results. The Company expects to utilize its cash resources to continue to finance operations, product development, sales and marketing activities, and inventory purchases.
                                          9

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

    The Company had no material capital asset commitments at June 30, 1996. Property and equipment purchases for the first quarter of fiscal 1997 represented the Company's principal investing activity totaling $148 thousand. The purchases relate primarily to purchase of equipment for in-house test facilities and engineering test equipment for hardware and software development purposes which are required to continue the development of the Company's products. The Company anticipates additional equipment purchases in fiscal 1997 at levels similar to that in fiscal 1996 should current operating levels continue. The Company has obtained and will continue to seek lease financing for certain of these equipment additions.

    The Company has an office lease expiring in 2001 with total future minimum lease payments of $3.7 million. At June 30, 1996 the Company had outstanding letters of credit of $235 thousand associated with leasehold improvements.

    In March 1994, in connection with entering into an Amended License Agreement with Entergy Enterprises, the Company became obligated, subject to certain conditions, to pay $7 million to Entergy Enterprises in March 1998. In connection with a May 1995 amendment to the Product License Agreement Entergy Enterprises agreed to change the payment date of the obligation such that $3.5 million is now due in March 1998 and $3.5 in March 1999. At June 30, 1996, the Company is obligated to pay an aggregate in minimum lease payments of $383thousand under capitalized lease obligations for primarily equipment acquisitions.

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

    Cash provided by financing activities consisted of $5.0 million ($4.9 million net of expenses) from the 5,000 shares of Series E Preferred Stock, in a private placement on May 31, 1996. The Company's Series D Preferred Stock which was outstanding at March 31, 1996 was converted into 1,895,000 shares of Common Stock during the first quarter of fiscal 1997. The Series E Preferred Stock becomes eligible for conversion in July 1996 and on August 13, 1996 1,500 shares of Series E Preferred Stock were converted into 1,875,000 shares of Common Stock.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

    The Company's principal sources of liquidity are cash and cash equivalents and receivables. At June 30, 1996, the Company had cash and cash equivalent balances of $3.3 million and accounts receivable of $231 thousand. The Company's future capital requirements and the adequacy of available funds will depend on a variety of factors including availability of authorized shares of Common Stock, market acceptance of HFC networks, the Company's ability to successfully penetrate its markets, as demonstrated by securing orders, progress of the Company's product development, the cost, timing and extent of future field trials, competing technological and market developments and establish and maintain strategic alliance and licensing arrangements. The Company believes based on its current operating levels that is has sufficient cash resources at June 30, 1996 for operating activities through August 1996. The Company is pursuing financing alternatives from both institutional, corporate and other investors to meet the Company's current cash needs and to satisfy additional cash requirements for continuation of its operations. There can be no assurance, however, that the Company will obtain additional financing and that if available will be on terms favorable to the Company or that the stockholders will approve an increase in authorized shares. To the extent that the Company raises additional capital by issuing equity securities ownership dilution to shareholders will result. In the event that management is unable to raise additional funds, in the near term, operating activities would be significantly curtailed and the Company may not be able to continue in existence (See Note 1 of Notes to Condensed Consolidated Financial Statements). The Company's discussion of the period of time through which its financial resources will be adequate to support operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS:

    Product revenues decreased 76% to $165 thousand for the three months ended June 30, 1996, compared to $691 thousand and for the three months ended June 30, 1995. Product development and field trial revenues decreased 92% to $96 thousand for the three months ended June 30, 1996, as compared to $1.2 million for the three months ended June 30, 1995. The decrease in product revenues reflects a lower level of shipments for pilot test and field trials to international (principally Asia) and domestic customers. The decreased product development and field trial revenue reflects $988 thousand of product development revenue associated with the aforementioned amendment to the Product License agreement with Entergy in the three months ended June 30, 1995. The revenue related to reimbursement of product development costs incurred by the Company and included in operations in periods prior to fiscal 1996. The Company recognized the development revenue in the three months ended June 30, 1995 following a May, 1995 amendment to its Product License Agreement with Entergy. Exclusive of the product development revenue related to Entergy, product development and field trial revenue associated principally with the Company's energy management product PowerView decreased due principally to reduced activities. A portion of the field trial revenue recognized in fiscal 1996 was attributable to expenses reimbursed by Entergy in connection with a field trial in Arkansas, which was completed in the fall of 1995.

    Product costs increased 36% to $541 thousand for the three months ended
June 30, 1996, as compared to $397 thousand for the three months ended June 30, 1995. The increase in product costs is due primarily to a provision for product
costs on a field trial.   Manufacturing operations costs allocated to research
and development, to reflect support activities conducted by manufacturing personnel, amounted to $332 thousand and $318 thousand for the three months ended June 30, 1995 and 1996, respectively.

    Product development and field trial costs decreased 55% to $90 thousand for the three months ended June 30, 1996, as compared to $201 thousand for the three months ended June 30, 1995. The decrease primarily reflects decreased field trial activity in the quarter associated with the Company's energy management products.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

    Research and development expense decreased 21% to $2.0 million for the three months ended June 30, 1996, as compared to $2.5 million for the three months ended June 30, 1995. The decreased expenses primarily reflect the decrease to 47 research and development personnel at June 30, 1996 from 55 at June 30, 1995 and reduced depreciation expense. The decrease in personnel levels is the result of the completion of certain phases of development and cost containment efforts.


    Sales and marketing expenses decreased 11% to $1.9 million for the three months ended June 30, 1996, as compared to $2.1 million for the three months ended June 30, 1995. The decrease in expense is due primarily to reduced personnel and related costs and travel as a result of cost containment efforts. Full-time personnel engaged in marketing, sales and customer service activities at June 30, 1996 totalled 38 as compared to 45 at June 30, 1995.

    General and administrative expense increased 6% to $868 thousand for the three months ended June 30, 1996 as compared to $819 thousand for the three months ended June 30, 1995. The increase primarily reflects increased recruiting and consulting costs offset in part by a reduction in personnel related costs due to cost containment efforts. At June 30, 1996 full-time personnel engaged in general and administrative activities approximated 22 as compared to 26 at June 30, 1995.

    The Company reflected interest expense, net of interest income, of $97 thousand for the three months ended June 30, 1996 as compared to $95 thousand for the three months ended June 30, 1995. The increase to net interest expense reflects the lower levels of cash and cash equivalents available for short term investment in the comparable periods.

    Historically, inflation has not had significant impact on the operations of the Company. However, there can be no assurance that inflation will not have a material impact on the Company's business in the future.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS:

    On March 17, 1994, the Company entered into a Settlement Agreement and Release (the Settlement Agreement) relating to an action in the United States District Court for the Northern District of California (the District Court), entitled Arthur C. Bass v. First Pacific Networks, Inc., et al. with the estate of Mr. Bass (the Estate). The Bass lawsuit arose out of the Company's possession of stock certificates registered in the name of Mr. Bass in the aggregate amount of 425,307 shares, which Mr. Bass claimed were wrongfully withheld by the Company. Subsequent to the death of Mr. Bass, in December 1993 the District Court ordered the Company to transfer 367,930 of these shares to the Probate Court of Shelby County, Tennessee. The order to transfer the Bass shares was stayed upon the posting of an appeal bond in December 1993 in the approximate amount of $3.7 million (the Appeal Bond), which bond was posted at the Company's request by one of its insurers, subject to a reservation of rights. The remaining 57,377 shares were held by the creditors of the estate of Mr. Bass.

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

    The Estate moved to compel the insurance carrier to pay approximately $686 thousand (plus interest and attorneys' fees) pursuant to the Appeal Bond. The court issued an order granting the Estate's motion. The insurance carrier and the Company jointly filed an appeal from the court's order which appeal was denied in April 1996 and became final in July 1996. The Estate's motion for an award of attorneys' fees and costs claimed to amount to approximately $152,000 remains pending.

    In the opinion of management the ultimate outcome of such matters is not expected to have a material adverse effect on the Company's results of operations or financial position.


ITEM  5. OTHER INFORMATION

    On May 31, 1996 the Company closed a private placement made in reliance on Regulation S under the Securities Act of 1933, in which it received net proceeds of $4.9 million from the sale of Series E Preferred Stock.


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  EXHIBITS:
              See index to Exhibits on page 15.

         (b)  REPORTS ON FORM 8-K:

              None.

                                     SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            FIRST PACIFIC NETWORKS, INC.



    August 13, 1996                         /s/ M. Peter Thomas
- --------------------------                  ------------------------------
            Date                            M. Peter Thomas
                                            Chief Executive Officer and
                                            President



    August 13, 1996                         /s/ Kenneth W. Schneider
- --------------------------                  ------------------------------
            Date                            Kenneth W. Schneider,
                                            Executive Vice President
                                            and Chief Financial Officer

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION


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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       EXHIBIT NO.                   DESCRIPTION

       10.17 Letter Agreement dated April 13, 1992 among the Company, Holland Pacific B.V., New Special Assets Limited and First Pacific Company Limited(1)
       10.18 Irrevocable Proxy to James K. Gibby/Robert P. McNamara from Holland Pacific B.V. and New Special Assets Limited(1)
       10.18(a)  Amendment to Exhibit 10.18(2)
       10.19 License Agreement dated October 15, 1989 between the Company and Wavelengths Lasers, Inc. and Amendment No. 1 thereto(1)
       10.22 Debenture Agreement dated September 1, 1989 between the Company and Kimoto-Seika, Inc. and Waiver thereto dated March 25, 1992(1)
       10.25 Common Stock Purchase Warrant dated April 6, 1992 issued by the Company to Dan Purjes(1)
       10.26 Form of Common Stock Purchase Warrant dated January 10, 1992 issued by the Company to Josephthal Lyon & Ross Incorporated(1)
       10.31 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated(2)
       10.38 Common Stock Purchase Warrant issued by the Company to Rajiv Jaluria dated May 24, 1993(2)
       10.40 Consulting Agreement effective February 1, 1996 between the Company and Craig J. Brunet(9)
       10.41 Employment Agreement dated May 6, 1996 between the Company and James D. Bletas(9)
       10.42 Lease dated December 12, 1993 between the Company and Sobrato Interests II(5)
       10.43 Settlement Agreement and Release dated as of March 17, 1994 by and among the Company, the Estate of Arthur C. Bass (the "Estate"), Paula C. Bass and Gary Singer as co-executor of the Estate(6)
       10.44 Amendment to Product License Agreement dated March 31, 1994 between the Company and Entergy Enterprises, Inc.(6)
       10.47 Employment Agreement dated as of February 18, 1996 between the Company and Kenneth W. Schneider(9)
       10.48 Employment Agreement effective June 26, 1995 between the Company and M. Peter Thomas(13)
       10.49 Second Amendment to Product License Agreement dated May 24, 1995 between the Company and Entergy Enterprises, Inc.(13)
       10.50     1994 Stock Option Plan with Form of Stock Option Grant(11)
       10.51     1994 Employee Stock Purchase Plan with Form of Stock
                 Purchase(12)
       10.52     Form of Confidential Reciprocal Non-Disclosure Agreement(13)
       11.1      Statement re:  computation of per share loss(18)
       21.1      List of Subsidiaries (9)
       23.1      Consent of Independent Accountants(9)


- ---------------

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(3) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K filed September 21, 1993.
(4) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-3 filed on July 27, 1993 (File No. 33-47821).
(5) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
(6) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on April 28, 1994.
(7) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(8) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K/A filed on May 12, 1995.
(9) Filed and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended Mrach 31, 1996.
(10) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(11) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 14, 1994.
(12) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 15, 1994.
(13) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(14) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the three months ended June 30, 1995.
(15) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(16) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1995.
(17) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on 8-K filed on March 23, 1996.
(18)  Filed herewith.