Form 10-Q
period 1996-09-30
FIRST PACIFIC NETWORKS INC
filed 1996-11-14
CIK 864739

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                             --------------------------------------------------

                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from          to

Commission File Number            0-20238
                     ----------------------------------------------------------

                             First Pacific Networks, Inc.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                          77-0174188
--------------------------------------------------------------------------------
(State or other jurisdiction of                         I.R.S. Employer
  incorporation or organization)                  Identification Number


871 Fox Lane, San Jose, CA                                           95131
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                    (408) 943-7600
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period   that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                            -----    -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

         Class                    Outstanding as of:       November 12, 1996
-----------------------------     ------------------------------------------

Common Stock, $.001 par value                         42,923,639
                                                 --------------------

This report on Form 10-Q, including all exhibits, contains 26 pages.  The exhibit index is located on page 19 of this report.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                                  TABLE OF CONTENTS

                                      FORM 10-Q



                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          March 31, 1996 and September 30, 1996                           1

         Condensed Consolidated Statements of Operations -
          Three and six months ended September 30, 1995 and 1996          2

         Condensed Consolidated Statements of Cash Flows -
          Six months ended September 30, 1995 and 1996                    3

         Notes to Condensed Consolidated Financial Statements            4-10


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11-15


PART II. OTHER INFORMATION

         Item  1.  Legal Proceedings                                    16
         Item  4   Submission of Matters to a Vote of Security
                    Holders                                             16-17
         Item  5.  Other Information                                    17
         Item  6.  Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                              18

EXHIBIT INDEX                                                           19-21

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                  ASSETS              MARCH 31,  SEPTEMBER 30,
                                                       1996          1996
                                                      ---------  -------------
Current assets:
  Cash and cash equivalents                           $   2,708      $     443
  Stock subscriptions receivable                              -          3,315
  Accounts receivable, net                                  594             52
  Inventories                                             3,535          3,667
  Prepaid expenses and other current assets                 739            419

                                                      ---------      ---------
    Total current assets                                  7,576          7,896

Property and equipment, net                               3,714          3,251
Deposits and other assets                                   334            355
                                                      ---------      ---------

    Total assets                                      $  11,624      $  11,502
                                                      ---------      ---------
                                                      ---------      ---------

                                      LIABILITIES

Current liabilities:
  Accounts payable                                    $   1,300      $   1,167
  Accrued expenses                                        2,656          2,096
                                                      ---------      ---------
    Total current liabilities                             3,956          3,263

  Capitalized leases, less current portion                  184            104
  Payable to related party                                5,857          6,075
                                                      ---------      ---------
    Total liabilities                                     9,997          9,442
                                                      ---------      ---------

Commitments and contingencies (Notes 4 and 7)

STOCKHOLDERS' EQUITY  (See Note 8)

Preferred stock, $.001 par value
  Authorized:6,060 shares
  Issued and outstanding:  4 at March 31, 1996
    and 4 shares at September 30, 1996
  (Aggregate Liquidation Preference $4,000)
Common stock, $.001 par value
  Authorized:  90,000 shares
  Issued and outstanding:  33,831 shares at March 31,
    1996 and 38,909 shares at September 30, 1996             34             39

Additional paid-in capital                              127,854        137,597
Notes receivable from sale of common stock                  (13)           (13)
Accumulated deficit                                    (126,245)      (135,561)
Currency translation adjustment                              (3)            (2)
                                                      ---------      ---------
    Total stockholders' equity                            1,627          2,060
                                                      ---------      ---------

Total liabilities and stockholders' equity            $  11,624      $  11,502
                                                      ---------      ---------
                                                      ---------      ---------


The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         1995      1996      1995      1996
                                         ----      ----      ----      ----
Revenues:
  Products                               $ 2,086   $    40   $ 2,777   $   205
  Product development and field trial        227        78     1,444       174
                                         -------    ------   -------   -------

    Total revenues                         2,313       118     4,221       379
                                         -------    ------   -------   -------


Costs and expenses:
  Products                                 2,249       329     2,646       870
  Product development and field trial        229        75       430       165
  Research and development                 2,032     2,008     4,517     3,972
  Sales and marketing                      1,692     1,198     3,796     3,062
  General and administrative                 931       558     1,751     1,426
                                         -------    ------   -------   -------

Total costs and expenses                   7,133     4,168    13,140     9,495
                                         -------    ------   -------   -------

Loss from operations                      (4,820)   (4,050)   (8,919)   (9,116)

Interest expense, net                       (164)     (103)     (259)     (200)
                                         -------    ------   -------   -------

Net loss                                 $(4,984)  $(4,153)  $(9,178)  $(9,316)
                                         -------    ------   -------   -------
                                         -------    ------   -------   -------

Shares used in computing per share amount 23,194    37,360    22,521    36,057
                                         -------    ------   -------   -------
                                         -------    ------   -------   -------

Net loss per share                       $ (0.21)  $ (0.11)  $ (0.41)  $ (0.26)
                                         -------    ------   -------   -------
                                         -------    ------   -------   -------

       The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1995           1996
                                                       ----           ----
Cash used in operating activities:
  Net loss                                            $ ( 9,178)     $ ( 9,316)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           940            665
    Interest accrued but not paid                           213            218
    Changes in assets and liabilities:
      Accounts receivable                                   994            542
      Inventories                                           522           (132)
      Prepaid expenses and other current assets             577            119
      Deposits and other assets                            (217)           (21)
      Accounts payable                                   (2,485)          (133)
      Accrued expenses                                   (1,201)          (359)
      Customer advances and deferred revenue             (1,016)             -
                                                      ---------      ---------
        Net cash used in operating activities           (10,851)        (8,417)
                                                      ---------      ---------

Cash used in investing activities:
  Acquisition of property and equipment                    (207)          (130)
                                                      ---------      ---------
        Net cash used in investing activities              (207)          (130)
                                                      ---------      ---------

Net cash from  financing activities:
  Proceeds from issuance of preferred stock, net          6,369
  Proceeds from issuance of common stock, net               609             64
  Proceeds from issuance of 9% Convertible Debentures,
    net                                                   5,000
  Payments on capitalized leases                            (60)          (152)
                                                      ---------      ---------
        Net cash provided by financing activities         5,549          6,281
                                                      ---------      ---------

                                                         (5,509)        (2,266)
Currency translation adjustment                              11              1
                                                      ---------      ---------
Net increase (decrease) in cash                          (5,498)        (2,265)
Cash and cash equivalents at beginning of the period      6,179          2,708
                                                      ---------      ---------

Cash and cash equivalents at end of the period        $     681      $     443
                                                      ---------      ---------
                                                      ---------      ---------

Supplemental disclosures:
  Cash paid during the period for interest            $     129      $      42
  Conversion of  9% Convertible Debentures to Common
    Stock                                             $   5,000
  Equipment purchased through leases                  $      67      $      72
  Conversion of Preferred Stock to Common Stock       $              $   6,400
  Stock subscriptions receivable related to Series G
    Preferred stock financing                                        $   3,315

       The accompanying notes are an integral part of these financial statements

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of the Company's management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1996, and the condensed consolidated results of operations for the three and six month periods ended September 30, 1995 and 1996, and cash flows for the six month periods ended September 30, 1995 and 1996. The results of operations for the six month period ended September 30, 1996 are not necessarily indicative of the results for the full year.


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

    BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. In addition, the Company is pursuing funding opportunities with strategic corporate partners. During fiscal 1996, the Company raised $15.9 million from private placements of 400,000 shares of Common Stock, 7,000 shares of Series C Preferred Stock, 3,900 shares of Series D Preferred Stock and 9% Convertible Debentures. During fiscal 1997, the Company raised net proceeds of $4.9 million from the sale of Series E Preferred Stock, in May 1996, $1.48 million from the sale of Series F Preferred Stock, in August 1996 and $3.3 million from the sale of Series G Preferred Stock (see Note 8), in September 1996. Management has implemented certain cost reductions and cost containment measures including reductions in its full-time employee base. However, the Company's management has developed a fiscal 1997 operations plan in which the Company has placed significant reliance on obtaining outside financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    COMPUTATION OF NET LOSS PER SHARE:

    Net loss per share is based upon the weighted average number of shares of common stock outstanding during the period.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


2.  BALANCE SHEET DETAIL: (UNAUDITED)

    Accounts receivable, net, comprise:
                                                    MARCH 31,    SEPTEMBER 30,
                                                    ---------    -------------
                                                      1996           1996
                                                      ----           ----

         Accounts receivable                        $   852,000    $   740,000
         Other                                          150,000
         Less allowance for doubtful accounts          (408,000)      (688,000)
                                                    -----------    -----------
         Accounts receivable, net                   $   594,000    $    52,000
                                                    -----------    -----------
                                                    -----------    -----------

     Inventories comprise:

         Raw materials                              $ 2,571,000    $ 2,876,000
         Work in process                                117,000         96,000
         Finished goods                                 847,000        695,000
                                                    -----------    -----------
                                                    $ 3,535,000    $ 3,667,000
                                                    -----------    -----------
                                                    -----------    -----------


     Property and equipment, net, comprise:

         Equipment                                  $ 8,141,000    $ 8,328,000
         Furniture and fixtures                       1,813,000      1,828,000
         Leasehold improvements                         497,000        498,000
                                                    -----------    -----------
                                                     10,451,000     10,654,000
         Less accumulated depreciation and
          amortization                               (6,737,000)    (7,403,000)
                                                    -----------    -----------
                                                    $ 3,714,000    $ 3,251,000
                                                    -----------    -----------
                                                    -----------    -----------

     Accrued expenses comprise:

         Accrued payroll and employee related
          expenses                                  $   578,000    $   663,000
         Accrued contract costs                         381,000        381,000
         Notes and current portion of capitalized
          leases payable                                455,000        254,000
         Accrued rent                                   222,000        197,000
         Accrued legal costs                            769,000        494,000
         Other accrued expenses                         251,000        107,000
                                                    -----------    -----------
                                                    $ 2,656,000    $ 2,096,000
                                                    -----------    -----------
                                                    -----------    -----------

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


3.  PAYABLE TO RELATED PARTY:


Payable to related party comprise:
                                                    March 31,    September 30,
                                                      1996           1996
                                                      ----           ----
     Noninterest-bearing obligation, due in March
     1998 and 1999                                   $7,000,000     $7,000,000
     Discount based on imputed interest rate
     of 7.4%                                         (1,143,000)      (925,000)
                                                     ----------     ----------
                                                     $5,857,000     $6,075,000
                                                     ----------     ----------
                                                     ----------     ----------


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

    For the three and six months ended September 30, 1995 $86,000 and $1,132,000, respectively, of the Company's revenue, representing 4% and 27%, respectively, of total revenue, was earned under field trial and development arrangements with Entergy. There was no revenue from activities with Entergy in the three and six months ended September 30, 1996.

    In February 1996, the Company entered into a one year consulting agreement with the Company's Chairman of the Board, who was a former officer of the Company. For the three and six months ended September 30, 1996 $61,000 and $122,000, respectively, was incurred by the Company for consulting expenses under the agreement. The consulting agreement was terminated in October 1996.

6.  SIGNIFICANT CUSTOMERS:

    One customer represented 91% of total revenue for the three months ended September 30, 1995 and three customers represented 68%, 15% and 13% of total revenue for the three months ended September 30, 1996. Two customers represented 26% and 51% of total revenue for the six months ended September 30, 1995 and two customers reprsented 58% and 21%of total revenue for the six months ended September 30, 1996.

7.  COMMITMENTS:

    LETTERS OF CREDIT

    Outstanding letter of credit totalling $260,000 at September 30, 1996. The letter of credit relates to collateral for leasehold improvements.

    As of September 30, 1996, "deposits and other assets" includes $260,000 of restricted cash for letter of credit arrangements.

    PURCHASE COMMITMENTS

    At September 30, 1996, the Company has outstanding a non cancelable commitment to purchase approximately $2,184,000 of inventory from its contract manufacturer. The Company currently anticipates that it will acquire the inventory throughout fiscal 1997.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


8.  STOCKHOLDERS EQUITY:

    PREFERRED STOCK

    On May 31, 1996 the Company completed a private placement of 5,000 shares of Series E Preferred Stock (Series E Stock), par value $.001 per share having a purchase price of $5,000,000, in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. The Series E Stock is convertible into the Company's Common Stock, at a conversion rate of the lower of $3.25 or 80% of the market value of the Company's Common Stock at the time of conversion. The Series E Stock is convertible at the option of the holder at any time after 60 days past its issuance date and is subject to mandatory conversion in May 1998. In August 1996, 2,500 shares of the Series E Stock were converted into 3,138,000 shares of the Company's Common Stock. The Company has the right to redeem outstanding shares of Series E Stock under certain circumstances. Holders of Series E Stock are entitled to receive dividends only when and if dividends are declared on the Company's Common Stock, and will be determined based on the number of shares of Common Stock the Series E Stock could be converted into at the time of the declaration of dividends on the Company's Common Stock. The holders of the Series E Stock have no voting rights.

    In the event of any liquidation, dissolution or wind-up of the Company, the holder's of the Series E Stock are entitled to receive, prior and in preference to holder's of the Company's Common Stock, the amount of $1,000 per share for each share of Series E Stock held by them plus an amount equal to all declared and unpaid dividends on the Series E Stock, if any. At September 30, 1996, 2,500 shares of Series E Stock remain outstanding.

    On August 27, 1996 the Company completed a private placement of 1,500 shares of Series F Preferred Stock (Series F Stock), par value $.001 per share having a purchase price of $1,500,000, in reliance on the exemption from registration set forth in Regulation D of the Securities Act of 1933, as amended. The Series F Stock is convertible into the Company's Common Stock, at a conversion rate of the lower of $1.27 or 80% of the market value of the Company's common stock at the time of conversion. The Series F Stock is convertible at the option of the holder at any time after 60 days past its issuance date and is subject to mandatory conversion on August 27,1998. The Company has the right to redeem outstanding shares of Series F Stock under certain circumstances. Holders of Series F Stock are entitled to receive dividends when and if dividends are declared on the Company's Common Stock, and will be determined based on the number of shares of Common Stock the Series F stock could be converted into at the time of the declaration of dividends on the Company's Common Stock. The holders of the Series F Stock have no voting rights.

    In the event of any liquidation, dissolution or wind-up of the Company, the holder's of the Series F Stock are entitled to receive, prior and in prference to holder's of the Company's Common Stock, the amount of $1,000 per share for each share of Series F Stock held by them plus an amount equal to all declared and unpaid dividends on the Series F Stock, if any. At September 30, 1996 1,500 shares of the Series F Stock remain outstanding.

    On September 26, 1996, the Company entered into stock purchase agreements with a group of investors for the sale of an aggregate of 3,500 shares of Series G Preferred Stock ("Series G Stock"), par value $.001 per share having a purchase price of $3,500,000 (net proceeds of $3,315,000) in a private placement. The sale of the shares closed on October 1 and 2, 1996 and the aggregate purchase price of $3,315,000 was included in stock subscriptions receivable and the corresponding issuance of the Series G Stock was included in stockholders equity at September 30, 1996. The Series G Stock was offered and sold in reliance on the exemption from registration set forth in Regulation D of the Securities Act of 1933, as amended. The Series G Stock is convertible into the Company's Common Stock, at a conversion rate of the lower of $1.34 or 85% of the market value of the Company's Common Stock at the time of conversion. The Series G Stock is convertible at the option of the holder at any time after 60 days past its issuance date and is subject to mandatory conversion on October 1, 1998. The Company has the right to redeem outstanding shares of Series G Stock under certain

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES


                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

8.  STOCKHOLDERS EQUITY:  (CONTINUED)

    PREFERRED STOCK  (CONTINUED)

circumstances. Holders of Series G Stock are entitled to receive dividends when and if dividends are declared on the Company's Common Stock, and will be determined based on the number of shares of Common Stock the Series G stock could be converted into at the time of the declaration of dividends on the Company's Common Stock. The holders of the Series G Stock have no voting rights.

    In the event of any liquidation, dissolution or wind-up of the Company, the holder's of the Series G stock are entitled to receive, prior and in preference to holder's of the Company's Common Stock, the amount of $1,000 per share for each share of Series G Stock held by them plus an amount equal to all declared and unpaid dividends on the Series G Stock, if any.

    In May 1996 3,900 shares of the Company's Series D Preferred Stock were converted into 1,895,000 shares of the Company's common stock. There are no shares of Series D Preferred Stock outstanding at September 30, 1996.

    The Series E Stock, the Series F Stock and Series G Stock have certain registration rights arrangements. Pursuant to these arrangements the Company is obligated to use its best efforts to effect a "shelf" registration of the Common Stock issuable upon conversion of the Preferred Stock. The Company has agreed to keep the registration statement registering the Series E Stock and Series F Stock effective for up to six months and the Series G Stock effective for up to one year. A registration statement related to the Series E Stock and Series F Stock has been filed with the Securities and Exchange Commission and became effective in October 1996. A registration statement related to the Series G Stock was filed with the Securities and Exchange Commission on November 1, 1996.

    Following the issuance of the Series G Preferred Stock the Company's authorized, issued and outstanding shares of Preferred Stock is comprised of the following:

Preferred Stock $.001 par value
    Authorized: 6,060,000 shares
    Designated Series A Preferred Stock
         Authorized: 1,060,000 shares; Issued and Outstanding: None Designated Series B Preferred Stock
         Authorized: 500,000 shares; Issued and Outstanding: None Designated Series C Preferred Stock
         Authorized: 7,000 shares; Issued and Outstanding: None Designated Series D Preferred Stock
         Authorized: 3,900 shares; Issued and Outstanding: None Designated Series E Preferred Stock
         Authorized: 5,000 shares; Issued and Outstanding: 2,500 Designated Series F Preferred Stock
         Authorized:1,500 shares; Issued and Outstanding: 1,500 Designated Series G Preferred Stock
         Authorized: 3,500 shares; Issued and Outstanding: 3,500

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


8.  STOCKHOLDERS EQUITY:  (CONTINUED)

    COMMON STOCK

    Pursuant to the approval given by the Company's stockholders at its annual meeting on September 17, 1996 the Company has amended its Restated Certificate of Incorporation increasing the authorized shares of the Company's Common Stock to 90,000,000 shares.

    In connection with Series E Stock, Series F Stock and Series G Stock financings the Company has issued warrants, to finders or placement agents, to purchase an aggregate 500,000 shares of the Company's Common Stock. Warrants to purchase 150,000 shares at an exercise price of $1.52 per share are immediately exercisable and expire in August 1999. Warrants to purchase 350,000 shares at an exercise price of $1.34 per share, become exercisable on November 16, 1996 and expire in October 1999. These warrants have certain registration rights and the shares issuable upon exercise of the warrants have been included in registration statements on Form S-3 filed with the Securities and Exchange Commission in October and November 1996.

    In addition, the Company has outstanding warrants with its former underwriter that are subject to anti-dilution provisions that include both share and price adjustments and provide for certain registration rights. These warrants are currently exercisable into approximately 1,450,000 shares of the Company's Common Stock at an exercise price of $.42 per share. The shares issuable upon exercise of these warrants have been included in a registration statement filed with the Securities and Exchange Commission on October 31, 1996.

    SUBSEQUENT EVENT

    In October and November, 1996, an aggregate of 1,025 shares of Series E Stock were converted into 1,650,995 shares of the Company's Common Stock and in October 1996, 1,182 shares of Series F Stock were converted into 2,364,000 shares of the Company's Common Stock.

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

BACKGROUND

    The Company's historical revenues have been derived principally from the following sources: license fees from one licensee, development and field trial revenue and product sales. There was no license fee revenue in the three month periods ended September 30, 1995 and 1996. Development and field trial revenue represented 34%, and 46%, and product sales represented 66% and 54%, of total revenues during the six month periods ended September 30, 1995 and 1996, respectively. To date, the Company has not gained rapid market penetration of its technology and there can be no assurance that it will be able to do so.

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

    The Company has experienced significant operating losses to date and expects to incur continuing operating losses for the foreseeable future. This factor has resulted in significant depletion of the Company's cash resources which has required and will require the Company to obtain additional financing by early December 1996 in order to continue in existence. During fiscal 1996 and through the second quarter of fiscal 1997 outstanding shares of the Company's Common Stock has risen to 39 million as a result of funding through equity transactions. The Company received approval from its stockholders to increase its level of authorized shares to 90 million for potential future issuance of Common Stock through financing transactions at its Annual Meeting held on September 17, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Operations during the six month period ended September 30, 1996 utilized cash of $8.4 million as compared to $10.9 million for the six month period ended September 30, 1995. Cash used in operations was primarily attributable to cash utilized to fund the operating loss. The decrease in cash utilized to fund operations in the first six months of fiscal 1997 as compared to the same six months in fiscal 1996 is due principally to reductions to accounts payable, accrued expenses, customer advances and deferred revenue that took place in fiscal 1996. The fiscal 1997 operating loss reflects continued investments in product and market development activities while not attaining sufficient revenue levels or margins to compensate for the expenditures. Accounts receivable decreased due primarily to reduced revenue in the comparable quarterly periods, a result of decreased development and field trial revenue related activity. Inventory levels at September 30, 1996 are primarily attributed to purchases for anticipated sales for field trials and early deployments of the Company's FPN1000-TM- system which have not yet materialized. In addition, the Company has noncancelable commitments to purchase approximately $2.2 million of inventory related to its subscriber units. The inventory is currently scheduled to be received throughout fiscal 1997. These inventory levels are currently in excess of anticipated short-term needs and

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES therefore if not utilized could become subject to obsolescence or decline in the market value causing inventory write-offs against operating results. The Company expects to utilize its cash resources to continue to finance operations, product development, sales and marketing activities, and inventory purchases.

    The Company had no material capital asset commitments at September 30, 1996. Property and equipment purchases for the first quarter of fiscal 1997 represented the Company's principal investing activity totaling $130 thousand. The purchases relate primarily to purchase of equipment for in-house test facilities and engineering test equipment for hardware and software development purposes which are required to continue the development of the Company's products. The Company anticipates additional equipment purchases in fiscal 1997 at levels similar to that in fiscal 1996 should current operating levels continue. The Company has obtained and will continue to seek lease financing for certain of these equipment additions.

    The Company has an office lease expiring in 2001 with total future minimum lease payments of $3.6 million. At September 30, 1996 the Company had outstanding letters of credit of $260 thousand associated with leasehold improvements.

    In March 1994, in connection with entering into an Amended License
Agreement with Entergy Enterprises, the Company became obligated, subject to certain conditions, to pay $7 million to Entergy Enterprises in March 1998. In connection with a May 1995 amendment to the Product License Agreement Entergy Enterprises agreed to change the payment date of the obligation such that $3.5 million is now due in March 1998 and $3.5 in March 1999. At September 30, 1996, the Company is obligated to pay an aggregate in minimum lease payments of $534 thousand under capitalized lease obligations for primarily equipment acquisitions.

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

    Cash provided by financing activities consisted of an aggregate $6.5 million ($6.4 million net of expenses) from the sale of 5,000 shares of Series E Preferred Stock, in a private placement on May 31, 1996 and the sale of 1,500 shares of Series F Preferred Stock, in a private placement on August 27, 1996. In addition, the Company entered into stock purchase agreements with a group of investors on September 26, 1996 for the sale of 3,500 shares of Series G Preferred Stock at $1,000 per share or an aggregate purchase price of $3.5 million ($3.3million net of expenses). The sale of the shares closed on October 1 and 2, 1996. At September 30, 1996 the Company recorded $3.5 million ($3.3 million net of expenses) in stock subscriptions receivable and a corresponding amount in stockholder's equity in connection with the Series G Preferred Stock financing. The Company's Series D Preferred Stock which was outstanding at March 31, 1996 was converted into 1,895,000 shares of Common Stock during the first quarter of fiscal 1997. In August, 1996 2,500 shares of Series E Preferred Stock were converted into 3,138,000 shares of Common Stock. Since September 30, 1996 1,025 shares of Series E Preferred Stock and 1,182 shares of Series F Preferred Stock have been converted into 1,650,995 shares and 2,364,000 shares, respectively, of the Company's Common Stock. In connection with the Series E, Series F and Series G Preferred

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

Stock financings the Company has agreed to file "shelf" registration statements with the Securities and Exchange Commission to register the shares issuable upon conversion of these Series of Preferred Stock. During October, 1996, a registration statement related to the Series E Preferred Stock and Series F Preferred Stock became effective. In November, 1996 the Company filed a registration statement with the Securities and Exchange Commission related to the Series G Preferred Stock. (See Note 8 of the Notes to Condensed Consolidated Financial Statements.)

    The Company has outstanding warrants that were issued/assigned to employees of the Comany's former underwriter in its initial public offering. The warrants which initially aggregated rights to purchase 490,000 shares of Common Stock provided for certain registration rights and anti-dilution adjustments. As a result of equity transactions since the initial public offering, in July 1992, the warrants are currently exercisable into approximately 1,450,000 shares of Common Stock. In October 1996, the Company filed a "shelf" registration statement with the Securities and Exchange Commission to register the shares issuable upon exercise of the warrants. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

    The Company's principal sources of liquidity are cash and cash equivalents and receivables. At September 30, 1996, the Company had cash and cash equivalent balances of $443 thousand and accounts and stock subscriptions receivable of $3.4 million ($3.3 million due from the sale of Series G Preferred
Stock)   The Company's future capital requirements and the adequacy of available funds will depend on a variety of factors including availability of authorized shares of Common Stock, market acceptance of HFC networks, the Company's ability to successfully penetrate its markets, as demonstrated by securing orders, progress of the Company's product development, the cost, timing and extent of future field trials, competing technological and market developments and establishing and maintaining strategic alliance and licensing arrangements. The Company believes based on its current operating levels that is has sufficient cash resources at September 30, 1996 together with the proceeds from the Series G financing for operating activities through November 1996. The Company is pursuing financing alternatives from both institutional, corporate and other investors to meet the Company's current cash needs and to satisfy additional cash requirements for continuation of its operations. The Company does not have any commitments to obtain funding and there can be no assurance that any required financing of the Company will be available or if available will be obtainable on terms favorable to the Company or its stockholders. To the extent that the Company raises additional capital by issuing equity securities ownership dilution to shareholders will result. The unavailability of any required financing, could prevent or delay the continued development and marketing of the Company's products, may require curtailment of the Company's operations and could result in the bankruptcy or insolvency of the Company (See
Note 1 of Notes to Condensed Consolidated Financial Statements). The Company's discussion of the period of time through which its financial resources will be adequate to support operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

    Product revenues decreased 98% and 93% to $40 thousand and $205 thousand for the three and six months ended September 30, 1996, respectively, compared to $2.1 million and $2.8 million for the three and six months ended September 30, 1995. Product development and field trial revenues decreased 66% and 88% to $78 thousand and $174 thousand for the three and six months ended September 30, 1996, respectively, as compared to $227 thousand and $1.4 million for the three and six months ended September 30, 1995. The decrease in product revenues for both the quarter and six month periods reflects primarily product revenue recognized in the second quarter of fiscal 1996 associated with a field trial of the Company's energy management products. Product revenues associated with the Company's energy management products were not significant in the first half of fiscal 1997. To a lesser extent decreases in product revenue relate to a lower level of shipments for pilot test and field trials to international (principally
Asia) customers. The decreased product development and field trial to the Product License agreement with Entergy in the three months ended June 30, 1995 (See Note 5 of Notes to

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Financial Statements). The revenue related to reimbursement of product development costs incurred by the Company and included in operations in periods prior to fiscal 1996. The Company recognized the development revenue in the three months ended June 30, 1995 following a May, 1995 amendment to its Product License Agreement with Entergy. Exclusive of the product development revenue related to Entergy, product development and field trial revenue associated principally with the Company's energy management product PowerView-TM- decreased due principally to reduced activities. A portion of the field trial revenue recognized in fiscal 1996 was attributable to expenses reimbursed by Entergy in connection with a field trial in Arkansas, which was completed in the fall of 1995.

    Product costs decreased 85% and 67% to $329 thousand and $870 thousand for the three and six months ended September 30, 1996, respectively, as compared to $2.2 million and $2.6 million for the three and six months ended September 30, 1995. The decrease in product costs is due primarily to the aforementioned decrease in product revenues recognized in conjunction with a field trial of the
Company's energy managemant products.   In addition manufacturing departmental
spending decreased due to reduced personnel levels and related costs. Manufacturing operations costs allocated to research and development, to reflect support activities conducted by manufacturing personnel, amounted to $257 thousand and $575 thousand for the three and six months ended September 30, 1996, respectively as compared to $323 thousand and $656 thousand for the three and six month periods ended September 30, 1995.

    Product development and field trial costs decreased 67% and 62% to $75 thousand and $165 thousand for the three and six months ended September 30, 1996, as compared to $229 thousand and $430 thousand for the three and six months ended September 30, 1995, respectively. The decrease primarily reflects decreased field trial activity in the first half of fiscal 1997 associated with the Company's energy management products.

    Research and development expense decreased 1% and 12% to $2.0 million and $4.0 million for the three and six months ended September 30, 1996, respectively as compared to $2.0 million and $4.5 million for the three and six months ended September 30, 1995, respectively. Research and development expense for the three months ended September 30, 1996 reflected an increase in labor and recruitment costs of approximately $128 thousand which was substantially offset by decreased depreciation expense. The decrease in research and development expense for the six months ended September 30, 1996 reflects reduced personnel levels on average during the first half of fiscal 1997 as compared to the same period a year ago and reduced depreciation expense. Personnel levels at September 30, 1996 were 52 as compared to 51 at September 30, 1995.

    Sales and marketing expenses decreased 29% and 19% to $1.2 million and $3.1 million for the three and six months ended September 30, 1996, respectively as compared to $1.7 million and $3.8 million for the three and six months ended September 30, 1995, respectively. The decrease in expense is due primarily to reduced personnel levels and related costs, reduced consulting expenses and travel as a result of cost containment efforts. Full-time personnel engaged in marketing, sales and customer service activities at September 30, 1996 totalled 37 as compared to 44 at September 30, 1995.

    General and administrative expense decreased 40% and 19% to $558 thousand and $1.4 million for the three and six months ended September 30, 1996, respectively as compared to $931 thousand and $1.8 million for the three and six months ended September 30, 1995, respectively. The decrease primarily reflects a $400 thousand decrease in legal fees and litigation costs and reserves in the second quarter of fiscal 1997 and a reduction in personnel related costs due to cost containment efforts offset in part by increases to recruiting and consulting costs for the three and six months ended September 30, 1996. At September 30, 1996 full-time personnel engaged in general and administrative activities approximated 21 as compared to 23 at September 30, 1995.

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

    The Company reflected interest expense, net of interest income, of $103 thousand and $200 thousand for the three and six months ended September 30, 1996, respectively, as compared to $164 thousand and $259 thousand for the three and six months ended September 30, 1995. The decrease to net interest expense primarilly reflects the interest accrued on convertible debentures in fiscal 1996.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 17, 1996, the Annual Meeting of Stockholders of First Pacific Networks, Inc. was held in San Jose, California.

    An election of directors was held with the following individual being elected to the Board of Directors of First Pacific Networks, Inc. as Class I director:

                                  TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                                  --------------      -------------------
                                     DIRECTOR            FROM DIRECTOR
                                     --------            -------------

    Robert P. McNamara              30,415,620              305,507

    The following individuals' terms of office as directors continued after the meeting:

                   Craig J. Brunet
                   M. Peter Thomas
                   William A. Wilson
                   Paul C. O'Brien
                   Bill B. May, Ph.D.

    Other matters voted upon and approved by the stockholders at the meeting and the number of cotes cast for, against or withheld as well as the number of abstentions and broker non-votes, with respect to each such matter were as follows:

    1. A proposal to amend the Company's restated certificate of incorporation to increase the authorized common stock of the Company from 55,000,000 to 90,000,000 shares:

              FOR            AGAINST             ABSTAIN
              ---            -------             -------

           29,513,994        967,766             239,367

    2. A proposal to ratify the appointment of Coopers & Lybrand as the Company's independent auditors for fiscal year 1997:

              FOR            AGAINST             ABSTAIN
              ---            -------             -------

           30,356,936        169,386             194,805

    There were no broker non-votes in connection with the Annual Meeting.


ITEM  5. OTHER INFORMATION

     On August 27, 1996 the Company closed a private placement made in reliance on Regulation D under the Securities Act of 1933, in which it received net proceeds of $1.4 million from the sale of Series F Preferred Stock. In November 1996 the Company issued 2,364,000 shares of the Company's Common Stock pursuant to a conversion of 1,182 shares of the Company's Series F Preferred Stock.

     On September 26, 1996 the Company closed a private placement made in reliance on Regulation D under the Securities Act of 1933, in which is received net proceeds of $3.4 million from the sale of Series G Preferred Stock.

     In October and November, 1996 the Company issued an aggregate 1,650,995 shares of the Company's Common Stock pursuant to a conversion of 1,025 shares of Series E Preferred Stock.

     On October 25, 1996 Mr. Paul C. O'Brien was appointed Chairman of the Board. Mr. O'Brien's appointment followed the resignation of Mr. Craig J. Brunet as Chairman of the Board effective October 25, 1996.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)   EXHIBITS:
              See index to Exhibits on page 19.

        (b)   REPORTS ON FORM 8-K:

              None.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST PACIFIC NETWORKS, INC.


         November  13, 1996            /s/ M. Peter Thomas
    ----------------------------       -------------------------------------
                Date                   M. Peter Thomas
                                       Chief Executive Officer and President



         November  13, 1996            /s/ Kenneth W. Schneider
    ----------------------------       -------------------------------------
                Date                   Kenneth W. Schneider,
                                       Executive Vice President
                                       and Chief Financial Officer

                    FIRST PACIFIC NETWORKS, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

    3.   Exhibits.
         ---------

         3.1       Restated Certificate of Incorporation (1)
         3.1(a)    Corrected Restated Certificate of Incorporation(21)
         3.2       Certificate of Retirement and Prohibition of Reissuance of
                   Shares (5)
         3.3       Certificate of Designation For Series B Preferred Stock (15)
         3.4       Fourth Amended and Restated By-Laws of the Company (8)
         3.5       Corrected Certificate of Designation for Series C Preferred
                   Stock (16)
         3.6       Certificate of Designation For Series D Preferred Stock (17)
         3.7       Certificate of Designation For Series E Preferred Stock (9)
         3.8       Certificate of Designation For Series F Preferred Stock (18)
         3.9       Certificate of Designation For Series G Preferred Stock (19)
         4.1       Form of Rights Agreement between the Company and Continental
                   Stock Transfer & Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation,
                   Preferences and Rights of the Terms of the Series B
                   Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
                   Agreement)(10)
         4.3       Form of 9% Convertible Debenture issued July 13, 1995 (14)
         4.4       Form of Series C Preferred Stock Offshore Securities
                   Subcription Agreement (16)
         4.5       Form of Series D Offshore Securities Subscription Agreement
                   (17)
         4.6       Form of Series E Offshore Securities Subscription Agreement
                   (9)
         4.7       Form of Series F Securities Subscription Agreement (18)
         4.8       Form of Series G Stock Purchase Agreement (19)
         4.9       Form of Registraton Rights Agreement between First Pacific
                   Networks, Inc. and the Series G Investors executing such
                   Agreement (19)
         4.10      Letter of Agreement between First Granite Securities, Inc.
                   (placement agent) and First Pacific Networks, Inc. (19)
         10.1      Product License Agreement dated as of July 31, 1991 between the Company and Electec, Inc.(1)
         10.4      Investor Rights Agreement dated July 31, 1991 among the
                   Company, Electec, Inc. and certain shareholders(1)
         10.4(a)   Revised Form of Amendment No. 1 to Investor Rights
                   Agreement(1)
         10.5      Common Stock Purchase Agreement dated as of July 31, 1991
                   between the Company and Electec, Inc.(1)
         10.7      1991 Stock Option Plan with Form of Stock Option Grant(1)
         10.7(a)   1991 Stock Option Plan, as amended(4)
         10.8      1990 Stock Option Plan with Form of Stock Option Grant(1)
         10.9      Letter of agreement between Newsun Limited and First Pacific
                   Networks, Inc. (18)
         10.10     Employment Agreement dated as of July 31, 1991 between the
                   Company and Donald G. Marquart(1)
         10.11     Employment Agreement dated as of July 31, 1991 between the
                   Company and Robert P. McNamara, Ph.D.(1)
         10.12     Form of Employee Proprietary Information and Invention
                   Assignment Agreement(1)
         10.13     Form of Indemnification Agreement(1)
         10.14     Registration Rights Agreement dated as of February 23, 1989 among the Company and certain shareholders(1)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         EXHIBIT NO.         DESCRIPTION
         -----------         -----------

         10.16(a) Common Stock Warrant dated May 31, 1991 issued by the Company to Samuel R. Dunlap, Jr. (1)
         10.17 Letter Agreement dated April 13, 1992 among the Company, Holland Pacific B.V., New Special Assets Limited and First Pacific Company Limited(1)
         10.18 Irrevocable Proxy to James K. Gibby/Robert P. McNamara from Holland Pacific B.V. and New Special Assets Limited(1)
         10.18(a)  Amendment to Exhibit 10.18(2)
         10.19 License Agreement dated October 15, 1989 between the Company and Wavelengths Lasers, Inc. and Amendment No. 1 thereto(1)
         10.22 Debenture Agreement dated September 1, 1989 between the Company and Kimoto-Seika, Inc. and Waiver thereto dated March 25, 1992(1)
         10.25 Common Stock Purchase Warrant dated April 6, 1992 issued by the Company to Dan Purjes(1)
         10.26 Form of Common Stock Purchase Warrant dated January 10, 1992 issued by the Company to Josephthal Lyon & Ross Incorporated(1)
         10.31 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated(2)
         10.32 Form of letter of agreement between holders of Underwriter Warrants and First Pacific Networks, Inc.(20)
         10.38 Common Stock Purchase Warrant issued by the Company to Rajiv Jaluria dated May 24, 1993(2)
         10.39 Warrant Agreement between the Company and First Granite Securities, Inc. (19)
         10.40 Consulting Agreement effective February 1, 1996 between the Company and Craig J. Brunet(9)
         10.41 Employment Agreement dated May 6, 1996 between the Company and James D. Bletas(9)
         10.42 Lease dated December 12, 1993 between the Company and Sobrato Interests II(5)
         10.43 Settlement Agreement and Release dated as of March 17, 1994 by and among the Company, the Estate of Arthur C. Bass (the "Estate"), Paula C. Bass and Gary Singer as co-executor of the Estate(6)
         10.44 Amendment to Product License Agreement dated March 31, 1994 between the Company and Entergy Enterprises, Inc.(6)
         10.45 Warrant Agreement between the the Company and State Capital Market Group Ltd. (20)
         10.46     Warrant Agreement between the Company and Newsun Limited(20)
         10.47 Employment Agreement dated as of February 18, 1996 between the Company and Kenneth W. Schneider(9)
         10.48 Employment Agreement effective June 26, 1995 between the Company and M. Peter Thomas(13)
         10.49 Second Amendment to Product License Agreement dated May 24, 1995 between the Company and Entergy Enterprises, Inc.(13)
         10.50     1994 Stock Option Plan with Form of Stock Option Grant(11)
         10.51     1994 Employee Stock Purchase Plan with Form of Stock
                   Purchase(12)
         10.52     Form of Confidential Reciprocal Non-Disclosure Agreement(13)
         11.1      Statement re:  computation of per share loss(21)
         21.1      List of Subsidiaries (9)
         23.1      Consent of Independent Accountants(9)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

-----------------

(1) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-1 filed on May 20, 1992 (File No. 33-47821).
(2) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.
(3) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Current Report on Form 8-K filed September 21, 1993.
(4) Filed with and incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-3 filed on July 27, 1993 (File No. 33-47821).
(5) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
(6) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on April 28, 1994.
(7) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(8) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K/A filed on May 12, 1995.
(9) Filed and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(10) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(11) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 14, 1994.
(12) Filed with and incorporated by reference to the corresponding Exhibit, which has been renumbered herewith, to the Company's Report on Form S-8 filed on November 15, 1994.
(13) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(14) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the three months ended June 30, 1995.
(15) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on Form 8-K filed on February 2, 1995.
(16) Filed with and incorporated by reference to the corresponding Exhibit number to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1995.
(17) Filed with and incorporated by reference, to the Exhibit A, to the corresponding Exhibit, which has been renumbered herewith, to the Company's Current Report on 8-K filed on March 23, 1996.
(18) Filed with and incorporated by reference to the corresponding Exhibit which has been renumbered herewith, to the Company's Registraton Statement on Form S-3, filed September 12, 1996.
(19) Filed with and incorporated by reference to the corresponding Exhibit which has been renumbered herewith, to the Company's Registraton Statement on Form S-3, filed November 1, 1996.
(20) Filed with and incorporated by reference to the corresponding Exhibit which has been renumbered herewith, to the Company's Registraton Statement on Form S-3, filed October 31, 1996.
(21) Filed herewith.